Form 10-Q
period 1999-09-30
WINK COMMUNICATIONS INC
filed 1999-11-15
CIK 1062157

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                                 ---------------

                        COMMISSION FILE NUMBER 000-26655

                                 ---------------

                            WINK COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                               94-3212322
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                           1001 MARINA VILLAGE PARKWAY
                            ALAMEDA, CALIFORNIA 94501
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (510) 337-2950

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [ ] No [X]

        The number of shares of the issuer's Common Stock outstanding as of October 31, 1999 was 29,991,000



================================================================================

                                      INDEX

                                                                        PAGE
                                                                        ----
          PART I FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet ........................   3
          Condensed Consolidated Statement of Operations ..............   4
          Condensed Consolidated Statement of Cash Flows ..............   5
          Notes to Condensed Consolidated Financial Statements ........   6

Item 2.   Management's Discussion and Analysis of
          Financial Conditions and Results of Operations ..............   7
          Risk Factors ................................................  13
Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk ...........................................  16

          PART II OTHER INFORMATION

Item 1.   Legal Proceedings ...........................................  16
Item 2.   Changes in Securities .......................................  16
Item 3.   Defaults Upon Senior Securities .............................  16
Item 4.   Submission  of Matters  to a Vote of  Security Holders ......  17
Item 5.   Other Information ...........................................  17
Item 6.   Exhibits and Reports on Form 8-K ............................  17

Signatures ............................................................  17

                            WINK COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                ASSETS                                    SEPTEMBER 30,      DECEMBER 31,
                                                                              1999              1998
                                                                          -------------      ------------
                                                                           (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                $ 100,754         $  16,892
   Short-term investments                                                      49,499             4,441
   Accounts receivable - related parties                                            4                52
   Accounts receivable - third parties, net                                        84               187
   Prepaid expenses and other current assets                                    1,208               301
                                                                            ---------         ---------
      Total current assets                                                    151,549            21,873
Property and equipment, net                                                     1,877             1,762
Other assets                                                                      344               285
                                                                            ---------         ---------
                                                                            $ 153,770         $  23,920
                                                                            =========         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $   1,103         $     995
   Accrued expenses                                                             1,424             1,243
   Deferred revenue - related parties                                             375               671
   Deferred revenue - third parties                                               993             1,119
   Current portion of capital lease obligations                                   471               402
                                                                            ---------         ---------
      Total current liabilities                                                 4,366             4,430
                                                                            ---------         ---------
Capital lease obligations, less current portion                                    --               365
                                                                            ---------         ---------

Stockholders' equity:
   Convertible Preferred Stock, $0.001 par value, issuable
      in series; aggregate liquidation amount of $0 and
      $45,512 at September 30, 1999 and December 31, 1998,
      respectively; 5,000 shares authorized, 0 and
      7,806 shares issues and outstanding                                          --                 8
   Common Stock, $0.001 par value; 100,000 shares authorized; 29,973
      and 10,517 shares issued and outstanding                                     30                11
   Additional paid-in capital                                                 210,495            51,890
   Stockholders' notes receivable                                              (2,761)           (1,046)
   Unearned compensation                                                      (10,157)             (479)
   Accumulated deficit                                                        (44,992)          (31,259)
   Accumulated other comprehensive loss                                        (3,211)               --
                                                                            ---------         ---------
      Total stockholders' equity                                              149,404            19,125
                                                                            ---------         ---------
                                                                            $  53,770         $  23,920
                                                                            =========         =========



     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                 -------------------------         -------------------------
                                                   1999             1998             1999             1998
                                                 --------         --------         --------         --------
Revenues:
   Licenses - related parties                    $    195         $     57         $    292         $    135
   Licenses - third parties                           174               36              375              149
   Services - related parties                         100               --              298
   Services - third parties                            --               10              124              109
                                                 --------         --------         --------         --------
       Total revenues                                 469              103            1,089              393
Costs and expenses:
   Costs of services - related parties                100               --              242               --
   Costs of services - third parties                   --               80               63              213
   Research and development                         2,672            1,829            6,832            4,568
   Sales and marketing                              2,483            1,435            7,565            4,010
   General and administrative                       1,184              632            3,097            1,568
                                                 --------         --------         --------         --------
       Total costs and expenses                     6,439            3,976           17,799           10,359
                                                 --------         --------         --------         --------
Loss from operations                               (5,970)          (3,873)         (16,710)          (9,996)
Interest and other income                           1,458              155            3,048              549
Interest expense                                      (20)             (34)             (71)            (112)
                                                 --------         --------         --------         --------

Net loss                                         $ (4,532)        $ (3,752)        $(13,733)        $ (9,529)
                                                 ========         ========         ========         ========

Net loss per share:
     Basic and diluted                           $  (0.24)        $  (0.40)        $  (1.06)        $  (1.06)
     Weighted averages shares outstanding          19,218            9,315           13,005            9,003



     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                         ---------------------------
                                                                            1999              1998
                                                                         ---------         ---------
Cash flows from operating activities:
  Net loss ............................................................  $ (13,733)        $  (9,529)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ..................................        702               485
       Stock-based costs and expenses .................................      4,320             1,005
       Changes in assets and liabilities:
          Accounts receivable -- related parties ......................         48                70
          Accounts receivable -- third parties ........................        103              (246)
          Prepaid expenses and other current assets ...................       (907)             (465)
          Other assets ................................................        (59)              (48)
          Accounts payable ............................................        108               885
          Accrued expenses ............................................        181              (245)
          Deferred revenues -- related parties ........................       (296)            1,148
          Deferred revenues -- third parties ..........................       (126)             (991)
                                                                         ---------         ---------
Net cash used in operating activities .................................     (9,659)           (7,931)
                                                                         ---------         ---------

Cash flows from investing activities:
  Net (purchases) proceeds of short-term investments ..................    (48,269)            2,523
  Property and equipment purchases ....................................       (817)           (1,124)
                                                                         ---------         ---------
Net cash used in (provided by) investing activities ...................    (49,086)            1,399
                                                                         ---------         ---------

Cash flows from financing activities:
  Proceeds from Preferred Stock issuances, net ........................     44,322             7,710
  Proceeds from IPO, net ..............................................     77,261                --
  Proceeds from Common Stock issuances ................................      6,160             2,996
  Proceeds from stockholder note receivable ...........................         40                38
  Proceeds from issuance of convertible
     Promissory note -- related party .................................     15,120                --
  Principal payments on capital lease obligations . ...................       (296)             (255)
                                                                         ---------         ---------
Net cash provided by financing activities .............................    142,607            10,489
                                                                         ---------         ---------

Net increase in cash and cash equivalents .............................     83,862             3,957
Cash and cash equivalents at beginning of period ......................     16,892             8,530
                                                                         ---------         ---------
Cash and cash equivalents at end of period ............................  $ 100,754         $  12,487
                                                                         =========         =========

Supplemental cash flow information:
  Cash paid for interest ..............................................  $      71         $     112
                                                                         =========         =========
Supplemental noncash activities:
  Common Stock issued for stockholder note ............................        $--         $     100
                                                                         =========         =========
Repurchase of Common Stock and cancellation of
  related stockholder note ............................................  $     245               $--
                                                                         =========         =========



     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Wink Communications, Inc. (the "Company") was incorporated in California on October 7, 1994 and reincorporated in Delaware on August 12, 1999. The Company offers an enhanced television broadcasting system that adds interactivity and electronic commerce opportunities to traditional television programming and advertising.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of such information. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Registration Statement on Form S-1 filed August 18, 1999, as amended. The results of operations for the interim period ended September 30, 1999, are not necessarily indicative of results to be expected for the full year or any other period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Wink Japan, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of commercial paper obligations with original maturities at date of purchase ranging between three and 12 months. The Company classifies these investments as available-for-sale and records the instruments at fair value.

NOTE 2 - NET LOSS PER SHARE

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin NO. 98 ("SAB No. 98"). Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if their effect is anti-dilutive. Potential common shares consist of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options, shares issuable upon conversion of Convertible Preferred Stock and Common shares issuable upon the exercise of warrants to purchase Common Stock and Convertible Preferred Stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,
                                                  -------------------------         -------------------------
                                                    1999             1998             1999             1998
                                                  --------         --------         --------         --------
                                                           (In thousands, except per share amounts)
Numerator:
   Net loss ....................................  $ (4,532)        $ (3,752)        $(13,733)        $ (9,529)
                                                  ========         ========         ========         ========
Denominator:
   Weighted average shares .....................    19,922           10,275           13,658           10,059

   Weighted average unvested common shares
     subject to repurchase .....................      (704)            (960)            (653)          (1,056)
   Denominator for basic and diluted
   Calculation .................................    19,218            9,315           13,005            9,003
                                                  ========         ========         ========         ========
Net loss per share:
   Basic and diluted ...........................  $  (0.24)        $  (0.40)        $  (1.06)        $  (1.06)
                                                  ========         ========         ========         ========

NOTE 3 - STOCK WARRANT

In December 1998, the Company granted a warrant to purchase Common Stock to a cable operator company that is also a holder of Common Stock, as consideration for the future deployment of Wink-enabled technology to at least 200,000 households. The warrant enables the holder to purchase 250,000 shares of Common Stock at either $12.00 or $16.00 per share, contingent upon achieving the deployment criteria and the timing of such achievement. In the event the $12.00 exercise price is earned, the warrant will expire in January 2004. In the event the $16.00 exercise price is earned, the warrant will expire in January 2005. At December 31, 1998, the lowest aggregate fair value of the warrant totaled $1,218,000. At September 30, 1999, the lowest aggregate fair value of the warrant totaled $9,307,000. This amount will be remeasured at each reporting date until the deployment of Wink-enabled technology to the specified number of cable subscribers is achieved. When and if it becomes probable that the performance criteria will be achieved, the Company will record the then fair value associated with the units meeting the performance criteria as a charge to sales and marketing expense.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the Company is results from unrealized losses on available-for-sale securities.

Comprehensive loss is determined as follows:

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                     -------------------------         -------------------------
                                       1999             1998             1999             1998
                                     --------         --------         --------         --------
                                                           (In thousands)
Net loss                             $ (4,532)        $ (3,752)        $(13,733)        $ (9,529)
Unrealized losses on
 available-for-sale securities         (3,211)              --           (3,211)              --
                                     --------         --------         --------         --------
Comprehensive loss                   $ (7,743)        $ (3,752)        $(16,944)        $ (9,529)
                                     ========         ========         ========         ========

NOTE 5 - INITIAL PUBLIC OFFERING

On August 24, 1999, the Company completed its initial public offering of 5,262,500 shares of Common Stock (including the underwriters' overallotment option) and realized net proceeds of $77.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar importance are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties that are difficult to predict. Therefore, our actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Risk Factors" and other risks detailed from time to time in reports filed with the SEC. In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Registration Statement on Form S-1 declared effective August 18, 1999, as amended.

OVERVIEW

        Wink Communications was founded in 1994 and our activities to date have consisted of:

        - developing and adapting our technology for operation in televisions and advanced analog and digital set-top boxes;

        - licensing our Wink Studio authoring tool software to major broadcast and cable networks, third-party developers and advertisers to enable them to develop Wink Enhanced Broadcasting;

        - licensing our Wink Server software to broadcast and cable networks and cable system operators to incorporate Wink enhancements into their television programming;

        - developing the Wink Response Network for collecting and managing responses to Wink Enhanced Broadcasting;

        - marketing the concept of Wink Enhanced Broadcasting and establishing the Wink brand; and

        - establishing relationships with and licensing our technology to key television industry participants.

        Revenues. Through September 30, 1999, our revenues were derived from license fees relating to the Wink Engine and Wink Studio software, non-recurring engineering services under agreements to port the Wink Engine software to various televisions and set-top boxes, charter advertising fees and service fees relating to software installation and post-installation customer support. We recognize software license revenues relating to the Wink Engine on a "sell-through" basis upon notification of shipment of Wink-enabled products by the original equipment manufacturer. License fees from Wink Studio software are recognized ratably over the term of the subscription license agreement. Non-recurring engineering services are recognized using the percentage-of-completion method, using labor hours as a measure of progress towards completion. Fees from installation services are recognized as services are provided, and post-installation customer support fees are recognized ratably over the term of the support agreement. Fees received in advance of revenue recognition are included on the balance sheet as deferred revenue.

        Our business plan is to derive the primary portion of our future revenues from the Wink Response Network by charging transaction fees to advertisers and merchants for each information request or purchase order obtained from viewers who respond to Wink Enhanced Broadcasting. We may also derive revenue in the future from sales of products by Wink through our dedicated interactive channels. As a result, the Company does not expect that non-recurring engineering services will represent a significant component of future revenues. The Wink Response Network has been developed and was activated on a limited basis in the second half of 1998. However, no transaction fee revenue has been recognized to date. All advertising agreements in place as of September 30, 1999, provide for a flat fee to be paid to Wink without any per transaction fees. These fees are recognized ratably over the life of the agreement, generally one year.

        We expect that, in future periods, revenues may also be derived from the Wink Broadcast Server and Wink Server Studio applications. These applications are being offered to customers under monthly license fee arrangements with terms ranging from one to five years, with periodic fee increases based upon changes in the Consumer Price Index and other events. Revenues derived from such arrangements will be recognized ratably over the term of the subscription license agreement.

        We have incurred net losses since inception and, at September 30, 1999, had an accumulated deficit of approximately $45.0 million.

        Cost of Services. Cost of services is composed primarily of direct engineering labor and materials associated with our arrangements to provide non-recurring engineering services. In future periods, cost of services is also expected to include costs of providing installation services, the portion of transaction fees shared with third parties, and the costs of operating the Wink Response Network, including processing and telecommunication costs.

        Research and Development. Research and development expense includes costs associated with our engineering and operations departments, including personnel costs, non-cash charges for stock compensation, allocated facilities-related expenses and payments to third-party consultants. The Company expects research and development expense to increase in the future as additional personnel are hired to support anticipated growth.

        Sales and Marketing. Sales and marketing expense includes salaries, non-cash charges for stock compensation and warrant amortization, consulting fees, travel-related costs, advertising expenses and allocated facilities-related expenses associated with our cable sales, consumer marketing and content departments. In future periods, sales and marketing expense is expected to increase significantly and to include costs incurred by our customer service center to register and respond to inquiries from Wink television viewers, costs of marketing materials, commercial spots and training for the launch of Wink Enhanced Broadcasting in new cable systems, as well as costs of sales performance incentives to various consumer electronics retailers to encourage them to register their customers as Wink users.

        General and Administrative. General and administrative expense includes administrative and executive personnel costs, non-cash charges for stock compensation, allocated facilities-related expenses and other administrative costs. We expect general and administrative expense to increase in the future as additional personnel are hired to support anticipated growth.

        Stock-Based Costs and Expenses. Stock-based costs and expenses include compensation charges associated with the amortization of unearned compensation related to certain stock option grants, sales of restricted stock to employees, issuance of common stock to employees for bonuses and warrants granted for services rendered to Wink.

RESULTS OF OPERATIONS

        Since inception, we have been engaged primarily in the development and licensing of Wink Enhanced Broadcasting. Accordingly, our historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

        Total revenues increased 355% to $469,000 for the three months ended September 30, 1999, compared to $103,000 for the three months ended September 30, 1998. The increase was related primarily to a $100,000 increase in non-recurring engineering revenue from a related party as certain development agreements were completed, a $138,000 increase in license revenues from third parties and a $138,000 increase in license revenues from related parties. During the three months ended September 30, 1999, transactions with General Instrument, Scientific Atlanta and Toshiba, related parties, and Matsutshita Electric accounted for 32%, 16%, 12% and 14% of our total revenues, respectively.

COSTS AND EXPENSES

        Total costs and expenses increased 62% to $6.4 million for the three months ended September 30, 1999, compared to $4.0 million for the three months ended September 30, 1998. The increase was primarily a result of increased non-cash charges for stock compensation and warrant amortization, and additional operating costs associated with the development, testing and deployment of Wink Engine software, the Wink Broadcast Server software and the Wink Response Network, as well as increased research and development expenses, sales and marketing expenses and general and administrative expenses to support anticipated future growth. We believe that costs and expenses will continue to increase as we expand our operations and sales and marketing efforts.

        Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows:

                                          THREE MONTHS
                                       ENDED SEPTEMBER 30,
                                  ----------------------------
                                     1999              1998
                                  ----------        ----------
Research and development .......  $  128,000        $   26,000
Sales and marketing ............   1,037,000           331,000
General and administrative .....     203,000            26,000
                                  ----------        ----------
                                  $1,368,000        $  383,000
                                  ==========        ==========

        Cost of Services. Cost of services increased 25% to $100,000 for the three months ended September 30, 1999 from $80,000 for the three months ended September 30, 1998, reflecting the recognition of non-recurring engineering expenses related to the performance of such services.

        Research and Development. Research and development expense increased 46% to $2.7 million for the three months ended September 30, 1999, from $1.8 million for the three months ended September 30, 1998, as additional engineering and operations personnel costs the were incurred to support increased product deployment activities.

        Sales and Marketing. Sales and marketing expense increased 73% to $2.5 million for the three months ended September 30, 1999, from $1.4 million for the three months ended September 30, 1998. The increase was primarily due to non-cash charges for stock compensation and warrant amortization totaling $1.0 million. Increased personnel and advertising costs in 1999 also contributed to the overall increase.

        During the three months ended September 30, 1999, the Company granted fully exercisable warrants to purchase 75,000 shares of Common Stock at $12.00 per share, as incentive for signing definitive software licensing agreements and to promote the development of Wink-enhanced programming. The fair value of these warrants on the measurement date totaled $734,000 and was recognized as a sales and marketing expense, as there the was no remaining performance obligations on behalf of the holders and no significant license revenues are expected to be derived from the agreements.

        General and Administrative. General and administrative expense increased 87% to $1.2 million for the three months ended September 30, 1999, from $632,000 for the three months ended September 30, 1998. The increase was primarily related to the hiring of administrative and executive personnel to support anticipated future growth.

        Interest and Other Income, Net of Interest Expense. Net interest and other income increased 1,088% to $1.4 million for the three months ended September 30, 1999, from $121,000 for the three months ended September 30, 1998. This increase was due to interest earned on increases in the average cash and investment balances as well as lower interest expense associated with borrowings under the Company's lease financing facility.

        Income Taxes. Wink has not generated taxable income since inception and, as a result, the provision for income taxes consists solely of minimum state franchise taxes that are included in general and administrative expenses. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided and no income tax benefit was recorded during the period.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

        Total revenues increased 177% to $1.1 million for the nine months ended September 30, 1999, compared to $393,000 for the nine months ended September 30, 1998. The increase was related primarily to a $298,000 increase in non-recurring engineering revenue from a related party as certain development agreements were completed, a $226,000 increase in license revenues from third parties and a $157,000 increase in license revenues from related parties. During the nine months ended September 30, 1999, transactions with Toshiba and General Instrument, each a related party, and a subsidiary of Thomson Multimedia SA, accounted for 30%, 14% and 10% of our total revenues, respectively.

COSTS AND EXPENSES

        Total costs and expenses increased 72% to $17.8 million for the nine months ended September 30, 1999, compared to $10.4 million for the nine months ended September 30, 1998. The increase was primarily a result of increased non-cash charges for stock compensation and warrant amortization, and additional operating costs associated with the development, testing and deployment of Wink Engine software, the Wink Broadcast Server software and the Wink Response Network, as the well as increased research and development expenses, sales and marketing expenses and general and administrative expenses to support anticipated future growth. We believe that costs and expenses will continue to increase as we expand our operations and sales and marketing efforts.

        Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows:

                                          NINE MONTHS
                                      ENDED SEPTEMBER 30,
                                  ----------------------------
                                     1999              1998
                                  ----------        ----------
Research and development......... $  228,000        $  121,000
Sales and marketing..............  3,784,000           752,000
General and administrative.......    308,000           132,000
                                  ----------        ----------
                                  $4,320,000        $1,005,000
                                  ==========        ==========

        Cost of Services. Cost of services increased 43% to $305,000 for the nine months ended September 30, 1999, from $213,000 for the nine months ended September 30, 1998, reflecting the recognition of non-recurring engineering expenses related to the performance of such services.

        The change in gross margins from services revenues realized for the nine months ended September 30, 1999 compared to September 30, 1998 was primarily attributed to engineering efforts required to meet the terms of individual non-recurring engineering agreements. Our initial non-recurring engineering agreements were with related parties and these agreements yielded lower gross margins than recognized on subsequent non-recurring engineering agreements with third parties. The Company does not expect that non-recurring engineering fees will represent a significant component of its future revenues.

        Cost over-runs on non-recurring engineering service agreements with related parties and third parties during the nine months ended September 30, 1998, resulted in costs incurred in excess of revenues recognized. At each reporting period, we record an accrued liability for any estimated loss on non-recurring engineering services agreements.

        Research and Development. Research and development expense increased 50% to $6.8 million for the nine months ended September 30, 1999, from $4.6 million for the nine months ended September 30, 1998, as additional engineering and operations personnel costs were incurred to support increased product deployment activities.

        Sales and Marketing. Sales and marketing expense increased 84% to $7.6 million for the nine months ended September 30, 1999, from $4.0 million for the nine months ended September 30, 1998. The increase was primarily due to non-cash charges for stock compensation and warrant amortization totaling $3.8 million. Increased personnel and advertising costs in 1999 also contributed to the overall increase.

        In May 1999, Wink granted to Microsoft a fully exercisable warrant to purchase 500,000 shares of common stock at $12.00 per share, subject to adjustment, in connection with the signing of a 10 year definitive software distribution agreement. The fair value of this warrant on the measurement date totaled $4.1 million and was recognized as a component of stockholders' equity and is being amortized as a sales and marketing expense over the estimated period of benefit of ten years. During the nine months ended September 30, 1999, amortization recognized totaled $270,000.

        In June 1999, the Company issued an aggregate of 50,000 shares of Common Stock to employees as incentive bonuses. The fair value of these shares of Common Stock on the issuance date totaled $600,000 and was recognized as a sales and marketing expense, as the shares were fully vested on the date of grant.

        In July 1999, the Company granted a fully exercisable warrant to purchase 75,000 shares of Common Stock at $12.00 per share, subject to adjustment, as incentive for signing a definitive software licensing agreement and to promote the development of Wink-enabled programming. The fair value of this warrant on the measurement date totaled $734,000 and was recognized as a sales and marketing expense during the three months ended September 30, 1999, as there was no remaining performance obligation on behalf of the holder and no significant license revenues are expected to be derived from the agreement.

        General and Administrative. General and administrative expense increased 98% to $3.1 million for the nine months ended September 30, 1999, from $1.6 million for the nine months ended September 30, 1998. The increase was primarily related to the hiring of administrative and executive personnel to support anticipated future growth. Increased non-cash charges for stock compensation amortization also contributed to the overall increase.

        Interest and Other Income, Net of Interest Expense. Net interest and other income increased 581% to $3.0 million for the nine months ended September 30, 1999 from $437,000 for the nine months ended September 30, 1998. This increase was primarily due to interest earned on increases in the average cash and investment. The increase was also due to the 1999 recognition of other income totaling $1.0 million resulting from a settlement with a customer for cancellation of a development and license agreement

        Income Taxes. Wink has not generated taxable income since inception and, as a result, the provision for income taxes consists solely of minimum state franchise taxes that are included in general and administrative expenses. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided and no income tax benefit was recorded during the period.

Liquidity and Capital Resources

        Since inception, the Company has financed its activities largely through the sale of equity securities and through proceeds from capital lease financing. As of September 30, 1999, we had raised $104.5 million through the sale of the Company's Preferred Stock. In August 1999, the Company raised net proceeds of approximately $77.3 million from the initial public offering of Common Stock. We had approximately $150.3 million of cash, cash equivalents and short-term investments at September 30, 1999.

        Net cash used in operating activities totaled $9.6 million and $7.9 million for the nine months ended September 30, 1999 and 1998, respectively, primarily as a result of our net losses.

        Net cash used in investing activities totaled $49.1 million for the nine months ended September 30, 1999, and was attributable mainly to the net purchases of short-term investments totaling $48.3 million and the acquisition of $817,000 of property and equipment. For the nine months ended September 30, 1998, net cash provided by investing activities was $1.4 million and was attributable to the net proceeds from short-term investment maturities of $2.5 million, which was partially offset by acquisition of $1.1 million of property and equipment.

        Net cash provided by financing activities for the nine months ended September 30, 1999 was $142.6 million, consisting primarily of net proceeds from our initial public offering of common stock of $77.3 million and $44.3 million from the sale of Series D Convertible Preferred Stock and proceeds totaling $15.1 million from the issuance of a convertible promissory note to Microsoft. In July 1999, Microsoft exercised its right to exchange the convertible promissory note for 1,260,000 shares of our Series D Convertible Preferred Stock. For the nine months ended September 30, 1998, net cash provided by financing activities was $10.5 million, consisting primarily of net proceeds from sales of Series C Convertible Preferred Stock and Common Stock.

        We have entered into agreements with Microsoft, cable and direct broadcast satellite system operators and other television industry participants who support Wink-enhanced programming to share with these entities a portion of revenues, if any, the Company generates from viewer responses to Wink Enhanced Broadcasting. These revenue sharing commitments are based upon the level of the commitment the particular participant has made to support Wink Enhanced Broadcasting. To date, no transaction fee revenue has been recognized. To the extent that future transaction fee revenue is generated, we will record the revenue sharing as a charge to cost of revenues in the period the revenue is recognized.

        For Microsoft and certain cable and direct broadcast satellite system operators, the Company has also provided a minimum revenue guarantee. We have also agreed to provide marketing and technical development funds to a number of cable and direct broadcast satellite system operators, contingent upon the commercial launch of Wink Enhanced Broadcasting, including in some cases a per set-top box fee of up to $3.50. If Wink Enhanced Broadcasting fails to generate sufficient revenue to meet the guaranteed amount per Wink subscriber, we are obligated to pay the difference between the guaranteed amount and the amount actually earned. Such revenue guarantees will be recognized in the period incurred.

        We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our currently anticipated business requirements, including capital expenditures and strategic operating programs, for at least the next 12 months Thereafter, if any, the Company may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. The Company may not be able to raise any such capital on terms acceptable to us, if at all.

Market Risk Disclosure

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less interest than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Year 2000 Compliance

        Many existing electronic devices, systems and applications use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such devices, systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. We rely on certain devices, systems and applications in operating and monitoring all major aspects of our business, including financial systems (such as general ledger, accounts payable and payroll), customer services, infrastructure, networks and telecommunications equipment. We also rely, directly and indirectly, on external systems of business enterprises, both domestic and international, for accurate exchange of data.

        We have tested our internally developed information technology and non-information technology systems. Based on such testing, we believe that such systems are Year 2000 compliant.

        In addition to our internally developed software, we utilize software and hardware developed by third parties both for our customers and internal information systems. We have initiated Year 2000 tests with such third parties to determine Year 2000 compliance. Based upon tests and evaluation of our primary software and hardware providers, we believe that all of these providers are in the process of reviewing and implementing their own Year 2000 issue compliance programs. We will continue to work with these providers to address the Year 2000 issue and seek assurances from them that their products are Year 2000 compliant.

        We have not incurred any significant expenses to date, and we are not aware of any material costs associated with our anticipated Year 2000 efforts. However, if we, our providers of hardware and software or our third party network providers fail to remedy any Year 2000 issues, we could experience a material loss of revenues that could materially adversely affect our business, results of operations and financial condition. Furthermore, even if our products comply with Year 2000 requirements, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues, as companies expend significant resources to correct or patch their current systems to comply with Year 2000 requirements. These expenditures may result in reduced funds available to purchase or deploy products and systems such as those we offer, which could have a material adverse affect on our business, operating results and financial condition.

        We have not yet developed a comprehensive contingency plan to address the issues, which could result from such failure. We are prepared to develop such a contingency plan if our ongoing assessment indicates areas of significant exposure.

RISK FACTORS

WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES

        We have a limited operating history, which makes the prediction of future results difficult. We have incurred significant net losses since inception and, at September 30, 1999, had an accumulated deficit of $45.0 million. To date, we have recognized minimal revenue, and our ability to generate revenue is subject to substantial uncertainty. In addition, we currently intend to incur substantial operating expenses to fund additional technological development, sales, marketing, transaction processing and general activities. We expect that our total operating expenses for the year ended December 31, 1999 will be $20 to $25 million.

OUR LIMITED OPERATING HISTORY AND THE EMERGING MARKET FOR INTERACTIVE TELEVISION MAKE OUR FUTURE FINANCIAL RESULTS UNPREDICTABLE

        Our future revenue prospects, particularly those derived from viewer response activities, are subject to a high degree of uncertainty. Currently, we derive revenue from license fees and engineering fees. In the future, however, we anticipate that our revenues will depend substantially on the level of viewer response activity. Our experience with viewer responses is extremely limited. In addition, our expense levels are based largely on our operating plans and estimates of future revenue. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. As a result, a shortfall in actual revenues as compared to estimated revenues could have an immediate material adverse effect on our financial performance.

OUR BUSINESS IS DEPENDENT UPON CONTENT PROVIDERS, DISTRIBUTORS AND CONSUMERS EMBRACING THE WINK TECHNOLOGY

        Since our business plan is premised upon receiving the primary portion of our revenue directly from advertisers and merchants, our business will suffer if advertisers and merchants do not create and use Wink-enhanced advertising. Additionally, if Wink Enhanced Broadcasting is not broadly accepted by cable and direct broadcast satellite system operators, our business plan will not succeed. These operators may choose not to implement Wink Enhanced Broadcasting for a variety of reasons. Our success will depend heavily upon broad acceptance of Wink Enhanced Broadcasting by television viewers. If significant numbers of viewers do not request information or purchase goods and services in response to Wink-enhanced programming and advertising, advertisers and merchants are likely to terminate their use of Wink-enhanced advertising or never adopt Wink Enhanced Broadcasting. Viewers may not react favorably to Wink Enhanced Broadcasting for various reasons, including they may feel it is too complex or they may be concerned about security or privacy issues.

WE WILL INCUR SUBSTANTIAL LIABILITY IF WINK ENHANCED BROADCASTING FAILS TO GENERATE SUFFICIENT REVENUE TO MEET OUR REVENUE GUARANTEES AND OTHER OBLIGATIONS

        We have entered into agreements with Microsoft, cable and direct broadcast satellite system operators and other market participants to share with these entities a portion of revenues, if any, we generate from viewer responses to Wink Enhanced Broadcasting. For certain cable and direct broadcast satellite system operators, we have provided a minimum revenue guarantee if the operator meets a minimum volume threshold for Wink Engines deployed. These guarantees range from $2 to $5 per year per Wink-enabled home. In addition, we have made minimum revenue guarantees to Microsoft ranging from $2 to $4 per year per Wink-enabled device in which Microsoft controls the operating system, application environment and content and data services, in exchange for certain rights to process viewer responses to enhanced television offers. If Wink Enhanced Broadcasting fails to generate sufficient revenue to meet the guaranteed amount per Wink subscriber, we are required to pay the difference between the guaranteed amount and the amount actually earned by the operator or Microsoft. These liabilities may be substantial.

        We have also agreed to provide marketing and technical development funds to a number of cable and direct broadcast satellite system operators, contingent upon the commercial launch of Wink Enhanced Broadcasting, including in some cases a per set-top box fee of up to $3.50.

THE EMERGING NATURE OF THE MARKET FOR INTERACTIVE TELEVISION MAY CREATE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH COULD RESULT IN A DECLINE IN THE TRADING PRICE OF OUR COMMON STOCK

        Our future quarterly operating results may fluctuate significantly due to a number of factors related to the emerging market including:

        - the amount of transaction-processing activity through the Wink Response Network;

        - the timing and success of infrastructure upgrades necessary to support deployment by industry participants;

        - the timing of the change, if any, in the basis of our relationships with advertisers and merchants from a fixed flat fee arrangement to a fee-per-transaction arrangement; and

        - the effect of stock-based incentives provided to various industry participants.

        Due to these factors, it is possible that our operating results in one or more future quarters will fail to meet or exceed the expectations of securities analysts or investors. In such event, the trading price of our common stock would likely decline.

WE FACE COMPETITION FROM A NUMBER OF COMPANIES.

        Many of our competitors may be in a better position to produce and market their services due to their greater financial, technical, manufacturing and marketing resources. As a result, we may not be able to compete effectively. Our competitors may also have the support of, or relationships with, important industry participants which could adversely affect the extent of support these market participants give to Wink Enhanced Broadcasting.

        Current and potential competitors in one or more aspects of our business include television and other system software companies, interactive television system providers and multimedia authoring tool providers. We also face competition from other providers and companies operating in the direct marketing business, especially operators of toll-free response call centers.

WE NEED TO ADAPT TO TECHNOLOGICAL CHANGE IN A MARKET THAT MAY NEVER FULLY DEVELOP OR MAY DEVELOP WITH STANDARDS THAT ARE NOT COMPATIBLE WITH OUR TECHNOLOGY.

        The emerging and unsettled market for interactive television will require that we continually improve the performance, features and reliability of Wink Enhanced Broadcasting, particularly in response to competitive offerings. We may not be successful in responding quickly, cost-effectively and adequately to these developments. The introduction of new technologies or standards for enhanced broadcasting could render Wink Enhanced Broadcasting obsolete or unmarketable. In addition, the widespread adoption of new television technologies or standards, cable-based or otherwise, could require us to make substantial expenditures to modify or adapt our technology, products, services, network or business model.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS MAY BE ASSERTED AGAINST US, WHICH COULD DISRUPT OUR BUSINESS

        If third parties assert claims of infringement of their proprietary rights against us, we will incur significant costs and a diversion of resources with respect to the defense of these claims. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, a license under such circumstances may not be available on reasonable terms, if at all.

        On August 6, 1998, John L. Berman, an individual, filed suit against us in the U.S. District Court in the Northern District of California, alleging that we infringed his patents for an interactive television graphics interface and for a method and apparatus for applying overlay images. If we fail to defend these allegations successfully, our business and financial performance may be adversely affected.

OUR COMPUTER SYSTEMS AND SOFTWARE AND THOSE OF OUR SOFTWARE AND HARDWARE PROVIDERS AND THIRD PARTY NETWORK PROVIDERS MAY NOT BE YEAR 2000 COMPLIANT, WHICH MAY DISRUPT OUR OPERATIONS

        We face risks associated with the fact that many electronic devices, systems and applications may not recognize calendar dates beginning in the Year 2000. This could result in system failures or miscalculations causing disruptions of our operations, including a temporary inability to transmit our enhancements and receive and process viewer responses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk for interest rate changes relates primarily to its short-term investment portfolio. The Company had no derivative financial instruments as of September 30, 1999 or December 31, 1998. The Company invests its marketable securities in accordance with its investment policy and maintains its portfolio in the form of managed investment accounts comprised of money market accounts and corporate bonds. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The primary objective of the Company's portfolio is to maintain proper liquidity to meet the operating needs of the business. The Company's policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The maximum maturity of a single issue is six months.

        The Company's holdings are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 50 basis points from levels as of September 30, 1999, the fair value of the portfolio would decline by an immaterial amount.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On September 15, 1999, a suit was filed in the United States District Court for the Middle District of Florida, Fort Myers Division by Fort Myers Broadcasting Company claiming certain federal trademark infringements. The Company believes it has meritorious defenses and plans to vigorously defend itself.

        We believe that the resolution of these matters will not have a material adverse effect on our consolidated statement of operations or on our cash flows.

ITEM 2. CHANGES IN SECURITIES

        On August 18, 1999, the Company commenced the initial public offering ("IPO") of 5,462,500 shares of common stock (including 200,000 shares sold by existing stockholders and the underwriter's over-allotment option of 712,500 shares) at $16.00 per share pursuant to a registration statement (No. 333-80221) (the "Initial Registration Statement") and a related registration statement (333-85531) filed pursuant to Rule 462(b) of the Securities Act. The Initial Registration Statement was declared effective by the Securities and Exchange Commission on August 18, 1999. The offering has been terminated and all shares have been sold. The aggregate gross proceeds from the offering were $84.2 million for the shares sold by the Company and $3.2 million for the shares sold by the selling stockholders. The managing underwriters for the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and Bear, Stearns & Co. Inc.

        The Company incurred the following expenses in connection with the offering: underwriters' discounts and commission of $5,894,000 and approximately $1.0 million in other expenses, for total expenses of approximately $6,894,000. After deducting expenses of the offering, the Company received net offering proceeds of $77.3 million.

        In June and July 1999, the Company sold and issued an aggregate of 4,958,333 shares of Series D Convertible Preferred Stock at a price of $12.00 per share to Microsoft Corporation, Hughes Electronics Corporation, General Instrument Corporation, Goldman Sachs Group, Inc., and GFI Company. Each share of Series D Convertible Preferred Stock converted into one share of Common Stock upon the closing of our initial public offering in August 1999. The Company relied upon the exemptions from registration provided by Section 4(2) under the Securities Act of 1933, as amended, in the foregoing financing.

        The Company has used, and continues to expect to use, the proceeds from the offering for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. Pending such uses, the Company has invested the net proceeds of the IPO and Series D Convertible Preferred Stock in interest-bearing securities that management considers to be credit worthy.

        No payments constituted direct or indirect payments to any of the Company's directors, officers or general partners or their associates, to persons owning 10% of more of any class of the Company's equity securities, or to any of the Company's affiliates, [except that approximately $3,500 of expenses from the offering was paid in connection with certain legal fees incurred by the two selling stockholders, who are both directors and officers of the Company.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fiscal quarter ended September 30, 1999, we solicited written consent from our stockholders to approve our reincorporation from California to Delaware, which was completed in August 1999. We also solicited the written consent (effective August 19, 1999) for

        - Approval of the Company's new 1999 Stock Plan, 1999 Employee Stock Purchase Plan and 1999 Director Option Plan , and the reservation of shares of Common Stock for issuance thereunder;

        - Approval of the Company's execution of agreements providing for indemnification of each current and future directors and executive officers of the Company and certain other persons; and,

        - Approval of the form of Second Amended and Restated Certificate of Incorporation of Wink Delaware, which was filed following the completion of the Company's initial public offering of its Common Stock and the consequent automatic conversion of all the then outstanding Preferred Stock into Common Stock, pursuant to which all references to the Company's then outstanding Preferred Stock was eliminated

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27.1 - Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WINK COMMUNICATIONS, INC.
                                        (Registrant)


                                        By: /s/ Howard L. Schrott
                                           -------------------------------------
                                           Chief Financial Officer and Senior
                                           Vice President (Principal Financial
                                           and Accounting Officer)


Date: November 15, 1999

                                  EXHIBIT INDEX

       EXHIBIT
         NO.         DESCRIPTION
       -------       -----------
        27.1     Financial Data Schedule.