Form 10-Q/A
period 1999-09-30
WINK COMMUNICATIONS INC
filed 1999-11-15
CIK 1062157

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                  FORM 10-Q/A

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

                            WINK COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                ASSETS                                    SEPTEMBER 30,      DECEMBER 31,
                                                                              1999              1998
                                                                          -------------      ------------
                                                                           (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                $ 100,754         $  16,892
   Short-term investments                                                      49,499             4,441
   Accounts receivable - related parties                                            4                52
   Accounts receivable - third parties, net                                        84               187
   Prepaid expenses and other current assets                                    1,208               301
                                                                            ---------         ---------
      Total current assets                                                    151,549            21,873
Property and equipment, net                                                     1,877             1,762
Other assets                                                                      344               285
                                                                            ---------         ---------
                                                                            $ 153,770         $  23,920
                                                                            =========         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $   1,103         $     995
   Accrued expenses                                                             1,424             1,243
   Deferred revenue - related parties                                             375               671
   Deferred revenue - third parties                                               993             1,119
   Current portion of capital lease obligations                                   471               402
                                                                            ---------         ---------
      Total current liabilities                                                 4,366             4,430
                                                                            ---------         ---------
Capital lease obligations, less current portion                                    --               365
                                                                            ---------         ---------

Stockholders' equity:
   Convertible Preferred Stock, $0.001 par value, issuable
      in series; aggregate liquidation amount of $0 and
      $45,512 at September 30, 1999 and December 31, 1998,
      respectively; 5,000 shares authorized, 0 and
      7,806 shares issues and outstanding                                          --                 8
   Common Stock, $0.001 par value; 100,000 shares authorized; 29,973
      and 10,517 shares issued and outstanding                                     30                11
   Additional paid-in capital                                                 210,495            51,890
   Stockholders' notes receivable                                              (2,761)           (1,046)
   Unearned compensation                                                      (10,157)             (479)
   Accumulated deficit                                                        (44,992)          (31,259)
   Accumulated other comprehensive loss                                        (3,211)               --
                                                                            ---------         ---------
      Total stockholders' equity                                              149,404            19,125
                                                                            ---------         ---------
                                                                            $ 153,770         $  23,920
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

        None

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