Form 10-K
period 1999-12-31
WINK COMMUNICATIONS INC
filed 2000-03-30
CIK 1062157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO__________

COMMISSION FILE NUMBER: 000-26655

                           WINK COMMUNICATIONS, INC.

          DELAWARE                         7372                        94-3212322
(State or other jurisdiction   (Primary Standard Industrial         (I.R.S. Employer
              of                Classification Code Number)        Identification No.)
      incorporation or
         organization)

                          1001 MARINA VILLAGE PARKWAY
                           ALAMEDA, CALIFORNIA 94501
                                 (510) 337-2950
                                  WWW.WINK.COM

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on February 29, 2000 as reported by NASDAQ, was approximately $1,291,950,000.

     The number of outstanding shares of the registrant's Common Stock on February 29, 2000 was 30,569,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 2, 2000 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THE RISK FACTORS SET FORTH IN THIS FORM 10-K. SEE "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BELOW. STATEMENTS MADE HEREIN ARE AS OF THE DATE OF THE FILING OF THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION AND SHOULD NOT BE RELIED UPON AS OF ANY SUBSEQUENT DATE. WE EXPRESSLY DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION PRESENTED HEREIN, EXCEPT AS MAY OTHERWISE BE REQUIRED BY LAW.

                                     PART I

ITEM 1. BUSINESS

     Wink Communications provides a complete end-to-end system for low-cost electronic commerce on television. Our system, Wink Enhanced Broadcasting, allows advertisers, merchants and broadcast and cable networks to create interactive enhancements to traditional television advertisements and programs. With a click of their remote control during an enhanced program or advertisement, viewers can purchase merchandise or request product samples, coupons or catalogues. Similarly, viewers can use Wink to access program-related information such as news, sports and weather, participate in votes and polls, and play along with various games.

     Our business plan is to derive the primary portion of our future revenues from transaction fees charged to advertisers and merchants for each purchase order or other requests for information. As a result, our principal customers are expected to be advertisers and merchants. In order for merchants and advertisers to use Wink, many participants in the television industry must license our technology and work with us to make Wink Enhanced Broadcasting possible. We believe that wide acceptance of Wink by major television industry participants is essential for us to attract merchants and advertisers. We have established relationships with, and licensed our technology to, 80 key industry participants from many segments of the television industry. For example:

     - the four largest broadcast networks, NBC, ABC, CBS and FOX, and 27 cable networks have agreed to air Wink-enhanced programming and advertising;

     - five of the six largest cable operators in the United States, including AT&T Broadband and Internet Services, Time Warner Cable, Comcast Cable Communications, Cox Communications and Charter Communications, have agreed to distribute Wink-enhanced programming and advertising in some of their local markets;

     - the largest direct broadcast satellite operator in the United States, DIRECTV, has agreed to distribute Wink-enhanced programming and advertising nationwide and, although the current agreement with DIRECTV contains no minimum deployment commitments, DIRECTV has announced that it expects to deploy approximately four million Wink-enabled set-up boxes by January 1, 2002;

     - Microsoft Corporation has agreed to develop, market and distribute Wink-enhanced programming and advertising on Microsoft's television platforms;

     - several of the leading set-top box and television manufacturers, including General Instrument, Scientific Atlanta, Pioneer, Toshiba, Matsushita, Thomson Consumer Electronics, Hughes Network Systems, Sony Electronics, Phillips Electronics and Zenith Electronics Corporation have agreed to incorporate Wink's technology into their products;

     - several of the leading set-top box operating system and "middleware" software developers, including Liberate Technologies, PowerTV, Inc., and Source Media, Inc., have agreed to integrate Wink's technology into their products, and

     - Several national advertisers, including AT&T, J. Walter Thompson USA, Inc. on behalf of Ford Motor Company, The Goodyear Tire & Rubber Company, Charles Schwab, Protcor and Gamble, Levi Strauss, The Clorox Company, Universal Pictures, General Electric, Wells Fargo, DaimlerChrysler, Pfizer, General Motors, Kraft, The Walt Disney Company, Paramount Pictures and American Honda Motor Corporation have agreed to create and air Wink-enhanced advertisements.

     A number of key strategic and financial investors have invested in Wink, including set-top box and television manufacturers, such as General Instrument, Scientific Atlanta and Toshiba, as well as Microsoft, GE Capital, Vulcan Ventures (controlled by Paul Allen) and Hughes Electronics Corporation, the parent of DIRECTV.

     We began the roll-out of our service in the United States in June 1998, and we currently serve viewers in select cable markets in California, Connecticut, Illinois, Michigan, Missouri, New York, Tennessee and Texas. In addition, Wink Enhanced Broadcasting has been offered by Wink licensees in Japan since October 1996.

MARKET OPPORTUNITY

     Television is one of the most pervasive communications media in society today. According to Nielsen Media Research, there were approximately 100.8 million television households in the United States in January 2000. On average those households watch an estimated seven hours of television programming per day. With recent advances in technology, new televisions and advanced analog and digital set-top boxes can provide a platform for interactive television. Paul Kagan Associates, a leading industry analysis firm, estimates over 10 million digital cable subscribers by year-end 2000. By 2008, Paul Kagan Associates expects that the number of digital cable subscriptions will reach 47 million, or 65% of all cable subscribers.

     Television advertising is considered to be one of the most effective methods of building brand recognition and general consumer awareness of products and services. According to Veronis Suhler & Associates, the total amount spent on television advertising in the United States in 1998 was approximately $49 billion. Despite the fact that traditional television broadcasting, cable and direct broadcast satellite television systems do not provide an integrated means for viewers to respond to programs and advertisements, the Direct Marketing Association estimates approximately $91 billion of goods and services were purchased through direct response television programming and advertising in 1998. The Direct Marketing Association predicts this amount will grow to approximately $127 billion by 2002. In addition, we believe that electronic commerce conducted through television viewing devices will benefit from the rapid growth in internet online shopping, as consumers become more accustomed to purchasing goods and services electronically. We believe that an opportunity exists for a simple, immediate, inexpensive and automated method of responding to direct response advertising on television.

     In addition, many advertisers are using television advertisements to generate requests for product information, which in turn serve as sales leads for their products and services. Today, most direct response television purchases and requests for information require a telephone call, which typically cause advertisers to incur a significant cost per transaction. We believe that television viewers, advertisers and merchants will respond favorably to a simple, immediate, inexpensive and automated method for them to participate in television commerce.

THE WINK EXPERIENCE

     The Wink service is free to viewers and easy-to-use which we believe will encourage broad and frequent usage. Viewers can receive Wink Enhanced Broadcasting through Wink-enabled televisions and new and existing advanced analog and digital set-top boxes. Many existing set-top boxes already installed in consumers' homes can be activated through a remote cable download to receive Wink Enhanced Broadcasting. To access a Wink enhancement, a television viewer simply clicks the remote control when the Wink icon appears on the screen. For example, with a few clicks of the remote control, Wink allows viewers to:

     - access additional information about a specific news story from CNN Headline News;

     - respond to an offer for information about services offered by Charles Schwab,

     - access the local weather forecast instantly from The Weather Channel or find weather forecasts for other cities;

     - obtain coupons and product samples from Clorox or a new car brochure from DaimlerChrysler;

     - access real-time game scores on demand or search for statistics relating to a specific sporting event while watching ESPN;

     - purchase music compact discs by an artist featured on the Tonight Show with Jay Leno on NBC; or

WINK AND THE TELEVISION INDUSTRY

     Wink Enhanced Broadcasting is designed to benefit the following participants in the television industry:

     - Viewers. Wink Enhanced Broadcasting offers viewers an easy-to-use, enhanced television viewing experience. To date, Wink Enhanced Broadcasting has been offered to viewers for free in all markets in which it has been launched. Wink Enhanced Broadcasting allows viewers to obtain a variety of additional content related to the programming they watch and to request information about or purchase advertised products. The viewer controls access to these broadcast enhancements or electronic commerce opportunities through the viewer's existing remote control.

     - Advertisers and Merchants. Wink Enhanced Broadcasting is designed to allow advertisers and merchants the ability to provide additional information to viewers, generate sales leads, sell products directly to viewers and collect detailed market information. In addition, advertisers and merchants can promote their brands by sponsoring Wink programming enhancements. We believe that the use of Wink Enhanced Broadcasting will provide advertisers and merchants a lower-cost alternative for capturing sales leads and orders than traditional telemarketing methods.

     - Broadcast and Cable Networks. We believe that Wink Enhanced Broadcasting offers networks a new approach to increasing the number of viewers, viewer loyalty and viewer involvement. As a result, the value of network advertising space may be increased, allowing networks to charge advertisers and merchants premiums for airing Wink-enhanced commercials. The Wink enhancements may also provide opportunities for selling additional advertising space. In addition, networks can use Wink Enhanced Broadcasting to offer merchandise to viewers and to promote other programming on their channels. Moreover, information obtained through the Wink Response Network can be used by networks to offer advertisers targeted audience information.

     - Cable and Direct Broadcast Satellite System Operators. Wink Enhanced Broadcasting is designed to offer cable and direct broadcast satellite system operators an expanded menu of services to provide to their subscribers, thus helping to attract new subscribers, maintain current subscribers and encourage all subscribers to upgrade to premium services and purchase pay-per-view programming. In addition, in order to encourage cable and direct broadcast satellite system operators to offer Wink Enhanced Broadcasting, we have offered to share a portion of the revenues generated from subscribers' responses to Wink-enhanced programming, advertising and dedicated interactive channels.

     - Set-top Box and Television Set Manufacturers. Wink Enhanced Broadcasting is designed to offer set-top box and television set manufacturers an opportunity to enhance their products with increased functionality and to extend their product lines at a relatively low incremental cost. We believe Wink Enhanced Broadcasting can assist manufacturers in encouraging consumers and cable system operators to upgrade to higher performance devices. In addition, in order to encourage television manufacturers to incorporate Wink Enhanced Broadcasting into their products, we have offered to share a portion of the revenues generated from responses to Wink-enhanced programming and advertising from users of their devices.

BUSINESS STRATEGY

     Our strategy is to capitalize on the pervasiveness and popularity of television to create a mass market medium for sales lead generation and electronic commerce. Our strategy to achieve this objective includes the following key elements:

     - Increase the Presence of Wink Enhanced Broadcasting in Television Households. We intend to promote deployment of Wink-enabled set-top boxes and televisions and the launch of Wink Enhanced Broadcasting through these devices. We have entered into and will continue to target licensing relationships with leading manufacturers of set-top boxes and television sets. We are working with certain large cable and digital broadcasting satellite system operators to encourage both the downloading of the Wink Engine software to Wink-capable set-top boxes already installed in consumer homes and the deployment of new Wink-capable set-top boxes. We are also working with Microsoft to enable Microsoft television platforms to generate and capture Wink viewer responses. Viewers in approximately 120,000 homes receive Wink Enhanced Broadcasting as of December 31, 1999.

     - Promote Use by Viewers. We believe that increased development and broadcasting of Wink-enhanced advertising and programming and other on-demand information and entertainment services are critical to attracting viewers to Wink Enhanced Broadcasting. Consequently, we actively encourage the broadcast and cable networks with whom we have strategic relationships to air Wink enhancements that offer viewers an easy-to-use, entertaining and informative interactive television experience. We also intend to actively encourage usage of Wink Enhanced Broadcasting through advertising, direct mail and promotions in collaboration with cable and direct broadcast satellite operators, equipment manufacturers and broadcast and cable networks.

     - Expand Use of Wink-Enhanced Direct Response Offers. We believe that the simplicity and convenience of the Wink transaction response mechanism will encourage viewers to respond to Wink-enhanced advertising and promotions. We intend to work with our broadcast and cable network partners to encourage advertisers to add Wink enhancements to their television advertisements. We believe that the low cost of response collection and the ease with which viewers can respond to Wink-enhanced advertising will encourage advertisers to complement their television advertisements with direct response offers. In addition, we believe that existing direct response television advertisers will utilize Wink to lower their cost of capturing an order. We intend to introduce interactive shopping services featuring a targeted selection of products suitable for electronic commerce via television. To this end, we plan to enter into relationships with merchants to create dedicated interactive channels that offer viewers the ability to request product information, coupons, samples and other offers and to purchase products and services.

     - Benefit Multiple Participants in the Television Industry. We believe that generating economic value for broadcast and cable networks, cable and direct broadcast satellite system operators, set-top box and television manufacturers, advertisers and merchants is critical to the success of Wink Enhanced Broadcasting. Our business model has been designed to deliver new opportunities for generating revenue and cost savings directly to these industry participants. In addition, since Wink enhancements are integrated with existing programming and advertising and are under the control of the broadcast or cable networks, we believe Wink Enhanced Broadcasting will not threaten the existing revenue streams and customer relationships of these industry participants.

     - Leverage Industry Relationships. We have formed strategic relationships with key participants in the television industry. We believe that our relationships with broadcast and cable networks and cable and direct broadcast satellite system operators will assist us in attracting interest from advertisers. Conversely, we believe our relationships with national advertisers reinforce both the broadcast and cable networks' and the cable and direct broadcast satellite operators' interest in launching Wink Enhanced Broadcasting. We also believe our relationships with the three leading cable set-top box and three satellite set-top box manufacturers in North America will encourage cable operators to adopt Wink Enhanced Broadcasting. We intend to seek additional relationships and believe that increasing the breadth and depth of our existing relationships will facilitate these efforts.

     - Promote the Wink Icon and the Wink Brand. We believe that developing and maintaining a strong brand identity is important to our ability to attract viewers and obtain and retain key strategic relationships with industry participants. Our goal is to make the Wink icon and the Wink brand synonymous with interactive enhanced programming and advertising that is appealing to viewers and easy to use. In addition to encouraging content providers, broadcast and cable networks and advertisers to produce compelling Wink-enhanced programming and advertising, we intend to build brand recognition and to increase the visibility of the Wink icon through a variety of marketing and promotional activities, including targeted pre-deployment televised advertising campaigns to generate a high level of initial interest, cooperative promotional programming with cable operators, and advertising campaigns following deployment in selected regions across a variety of media, including through Wink-enhanced programming itself.

STRATEGIC RELATIONSHIPS

     We believe that development of strategic relationships with television industry participants is critical to the acceptance of Wink Enhanced Broadcasting, the promotion of the Wink brand and ultimately the success of our business model. We are currently focused on developing strategic relationships in each sector of the television industry. We have initially targeted larger, established participants in each of the following sectors:

     - Advertisers and Merchants. We encourage advertisers to utilize Wink Enhanced Broadcasting through the advertising sales efforts of our broadcast and cable network partners. To facilitate this process, we established a "Charter Advertiser" program in 1998 under which leading advertisers could obtain a fixed rate quote for all Wink products and services during a charter period ending in the second half of 2000 in exchange for a commitment to air a specific number of Wink-enhanced advertisements. Wink charter advertisers include AT&T, J. Walter Thompson USA, Inc. on behalf of Ford Motor Company, The Goodyear Tire & Rubber Company, Charles Schwab, Levi Strauss, The Clorox Company, Universal Pictures, General Electric, Pfizer, Wells Fargo, DaimlerChrysler, Paramount, General Motors, the Walt Disney Company, American Honda Motor Company and Kraft. We expect to add more advertisers through our own sales efforts and those of our broadcast and cable network partners. We expect that a substantial portion of our future advertising arrangements will not include commitments to air a specific number of Wink-enhanced advertisements, may be short term and cancelable and may involve payment on a fee-per-transaction basis. We also anticipate offering products from one or several merchants for sale through Wink dedicated interactive channels.

     - Broadcast and Cable Networks. We have license agreements with all four of the major broadcast networks and 28 cable networks, which collectively offer a variety of programming types, including prime time entertainment, news, sports, weather, movies, shopping and music programming. These license agreements generally range in length from one to eight years and provide that the networks will air a specific number of hours of Wink-enhanced programming per week. Wink is the only interactive television company that has announced agreements with all four major broadcast networks. The following is a list of networks that are currently airing or have aired Wink-enhanced programming:

          NETWORK                  TYPES OF PROGRAMMING          TYPICAL ENHANCEMENTS
          -------                  --------------------          --------------------
ABC                          Entertainment/Sports                Talk Show Facts,
                                                                    Sports, Merchandise
CNN                          News/Talk Shows                     Show Facts
CNN Headline News            News                                News Headlines and
                                                                    Stories
CBS                          News/Talk Shows                     Show Facts
Court TV                     Trials                              Trial Facts
ESPN                         Sports                              Sports Scoreboards

          NETWORK                  TYPES OF PROGRAMMING          TYPICAL ENHANCEMENTS
          -------                  --------------------          --------------------
ESPN2                        Sports                              Sports Scoreboards
NBC                          Entertainment/Sports                Talk Show Facts,
                                                                    Sports, Merchandise
Nickelodeon/Nick-at-Nite     Entertainment                       Show Facts, Trivia
Showtime                     Entertainment                       Polls, Show Facts,
                                                                    Subscriptions
The Nashville Network        Entertainment                       Music, News, Trivia
TBS*                         Entertainment                       Games, Show Facts,
                                                                    Trivia
TNT*                         Entertainment                       Games, Show Facts,
                                                                    Trivia
The Weather Channel          News                                Weather Forecasts
CNBC                         Financial News                      Financial Market
                                                                    Statistics
E!                           Entertainment News, Variety         Entertainment News
Lifetime                     Entertainment, Documentary          Show Facts
VH-1                         Entertainment/Music                 CD Purchases, Games

      -------------------------------
      * Our agreement with these networks has expired. The networks currently continue to air Wink enhanced programming. We are currently negotiating renewal of this agreement.

     - Cable and Direct Broadcast Satellite System Operators. We focus on establishing relationships with national cable and direct broadcast satellite system operators and with local cable operators in order to transmit the Wink Enhanced Broadcasting signal to viewers. The cable and direct broadcast satellite system operators with which we have entered into strategic relationships include DIRECTV, AT&T/ TCI, Time Warner Cable, Comcast Cable Communications, Cox Communications, Charter Communications Inc., Insight Communications and Century Communications Corp. With the exception of our agreements with Charter Communications and Insight Communications, who have agreed to deploy Wink on digital set-tops nationwide, our agreements with cable system operators generally provide a framework and pricing for deployment of Wink Enhanced Broadcasting by the operators' local systems, and actual deployments may require us to negotiate and enter into additional agreements with local system management. In June 1999, we amended our agreement with DIRECTV, whereby DIRECTV increased their commitment to deploy Wink technology in their direct broadcast satellite set-top boxes. Although the amendment contains no minimum deployment levels, DIRECTV has announced that it expects to deploy approximately four million Wink-enabled set-top boxes by January 1, 2002.

     - Cable and Direct Broadcast Satellite Set-Top Box Manufacturers. We have licensed the Wink software to General Instrument, Pioneer and Scientific-Atlanta, three of the leading U.S. cable set-top box manufacturers. While we intend to license our software to other equipment manufacturers, we believe our relationships with these three companies are critical to our success in the cable business. General Instrument and Scientific-Atlanta have licensed Wink technology for incorporation into certain of their advanced analog and digital set-top boxes, and have each begun shipment of certain Wink-capable advanced analog and digital set-top boxes. In addition, Pioneer has begun shipping Wink-enabled advanced analog cable set-top boxes. The agreement with DIRECTV calls for DIRECTV to launch Wink enhanced broadcasting to Wink-enabled DIRECTV-compatible set-top boxes. We have entered into agreements with Thomson Consumer Electronics, Hughes Network Systems, Phillips Electronics B.V. and Sony Electronics -- the four largest suppliers of DIRECTV-compatible set-top boxes.

     - Television Manufacturers. We are developing strategic relationships with leading worldwide television manufacturers, including Toshiba, Matsushita and Zenith Electronics. Toshiba recently introduced the first U.S. television models incorporating Wink technology. In addition, Matsushita and Toshiba have incorporated Wink technology software in televisions currently marketed in Japan.

     - Set-top box operating system software developers We are developing strategic relationships with leading set-top box operating system and "middleware" software developers, including Microsoft (see below), Liberate Technologies, PowerTV, Inc. and Source Media, Inc. These agreements typically require Wink and the third party to jointly integrate Wink's functionality into the third party's operating system or software platform, as applicable.

     Strategic Relationship with Microsoft. Our relationship with Microsoft focuses on three areas: development, distribution and marketing.

     - Microsoft's operating system and other software for set-top boxes and televisions that comply with the Advanced Television Enhancement Forum's proposed Internet-based standard for enhanced television will be modified to capture viewer responses for processing by the Wink Response Network. We have agreed to modify all components of Wink Enhanced Broadcasting to support this standard and these Microsoft television platforms.

     - Microsoft has agreed to enable its operating system for set-top boxes and televisions to use the Wink Response Network to collect, aggregate and process viewer responses to applications complying with Internet-based standards delivered as part of video programming and advertising for set-top boxes and televisions. Wink will be the exclusive provider of such services for deployments of such devices where Microsoft exclusively controls the operating system, application environment and content and data services. Microsoft has also agreed to use efforts to make other set-top boxes and televisions which use a Microsoft operating system capable for the Wink Response Network service. Microsoft is not obligated to use the Wink Response Network for responses other than purchases and requests for information, or when viewers respond by connecting directly to an advertiser's website, via e-mail or other similar mechanisms. Wink has agreed to make Microsoft the exclusive licensor of the Wink Engine, except for rights previously granted to other customers and with respect to platforms for which the Wink Engine is already available or under development and with respect to platforms which do not support Microsoft's technology. As part of our agreement with Microsoft, we have agreed to share a portion of the revenues we generate from viewer responses and to provide minimum revenue guarantees. See Note 7 of Notes to Consolidated Financial Statements.

     - Microsoft and Wink have agreed to work together to promote the Wink Response Network to current and prospective customers for set-top boxes and televisions which utilize Microsoft software. Microsoft and Wink have also agreed to work together to promote Microsoft's technology for set-top boxes and televisions, and to promote products, services and content that comply with Internet-based standards.

     Strategic Relationships for Japan. As of December 31, 1999, approximately 160,000 Wink-enabled television sets have been shipped for distribution in Japan under the brand names of Toshiba, Sony, JVC and Panasonic. We utilize Toshiba's broadcast equipment sales team to sell Wink server and authoring tool products to Japanese networks and direct broadcast satellite system operators. We have server development and royalty agreements directly with Toshiba for these products.

     Wink Enhanced Broadcasting service was launched in the fourth quarter of 1996 in collaboration with the Intertext ITVision Promotion Consortium, a consortium that has been formed to establish interactive television in Japan. The Consortium includes companies such as Toshiba, Matsushita, Sony, Pioneer, NTT and Dentsu, Japan's largest advertising agency. Several Japanese broadcasters are currently using Wink technology to enhance their programming up to seven days per week, including TV-Tokyo, TV-Osaka, TV-Aichi and Wowow. Mitsui, Toshiba, Matsushita, NTT, Dentsu, Sony and other companies have established MediaServe, a data center that collects responses from Wink-enabled televisions through the Japanese public phone system. Viewers have used Wink Enhanced Broadcasting to purchase women's apparel and to order groceries and other products. We also have produced and licensed versions of our software localized for Japan. The Wink programming enhancements currently airing in Japan are similar to those being aired in the United States. Because Wink was not a participant in the MediaServe data center in 1999 and prior, we did not receive any transaction fee revenue from responses to Wink Enhanced Broadcasting in Japan. In February 2000, Wink entered into an agreement with MediaServe under which it is expected that Wink will invest

$3.0 million in MediaServe as part of MediaServe's latest private financing round. This transaction is expected to be completed in April 2000.

COMPONENTS OF WINK ENHANCED BROADCASTING

     Wink Enhanced Broadcasting provides an end-to-end solution for sending interactive applications along with broadcast video to viewers' televisions. This system is composed of core, proprietary technologies developed by us as well as off-the-shelf electronic commerce and database solutions. Wink Enhanced Broadcasting consists of:

     - the Wink Studio and Wink Server Studio authoring tools and associated templates that allow networks, advertisers and cable operators to design interactive Wink applications;

     - the Wink Broadcast Server and extensions that manage the timing and delivery of those applications;

     - the Wink Client software that enables the generation and capture of viewer responses to Wink applications; and

     - the Wink Response Server and Wink Response Network that are designed to efficiently process viewer responses to applications and forward them to advertisers or merchants.

     WINK STUDIO AND WINK SERVER STUDIO

     Wink Studio is a high-level authoring tool that allows non-technical designers to create interactive programming and advertising applications. Wink Studio is Windows-based and graphically oriented, and enables the creation of simple interactive applications. A designer simply drags objects from an object palette onto forms to create enhancements. More complex applications can be created by fully utilizing the Wink Basic scripting language to control the behavior of objects and forms. Wink Server Studio is a high-level authoring tool for server modules that provide live data updates to Wink applications. In particular, Wink Server Studio is designed to make it easy to incorporate or transpose data from web sites and databases for broadcast updates.

     WINK BROADCAST SERVER

     The Wink Broadcast Server manages the scheduling and insertion of applications designed with Wink Studio into television programming. The Wink Broadcast Server is designed to integrate with station management equipment such as commercial insertion systems, when available, to enable broadcast and cable networks to automate the delivery of interactive enhancements to programs and advertisements. Local network affiliates and cable operators can also add interactivity on a local level using the Wink Broadcast Server. We are currently testing the capability to schedule and insert applications conforming to the Advanced Television Enhancement Forum's Internet-based standard for enhanced television (ATVEF) into television programming through the Wink Broadcast Server.

     WINK CLIENT SOFTWARE

     We expect to offer two versions of the Wink Client software. In Internet-enabled set-top boxes and televisions, the Wink Client software will enable the generation of Wink viewer responses to broadcast Internet-based applications. In other set top boxes and televisions, the Wink Client software, in this case known as the Wink Engine, displays the Wink applications and enables the generation of viewer responses. Wink Client software can be installed in Wink-capable televisions and most new advanced analog and digital set-top boxes at the factory or downloaded through cable systems, satellite systems or telephone modems into certain of such set-top boxes already installed in a viewer's household.

     WINK RESPONSE SERVER

     The Wink Response Server collects viewer response data, or response packets, which are generated by Wink applications. These response packets are retrieved directly from televisions and satellite set-top boxes through phone dial-up and from cable set-top boxes through cable head-end systems. The Wink Response Server aggregates response packets and delivers them to the Wink Response Network.

     WINK RESPONSE NETWORK

     The Wink Response Network is designed to enable the collection and aggregation of viewer responses, requests for information and purchase orders for transmission to and use by advertisers, merchants, broadcast and cable networks and cable and direct broadcast satellite system operators. The Wink Response Network includes two databases: one database correlates device serial numbers to customer address and billing information, while the second correlates a unique code for each interactive application to routing instruction and product information. When a consumer responds to a Wink application and orders a product, a response packet is generated by the Wink Engine in the set-top box or television. A response packet includes the device serial number, the unique application code and application specific data. These response packets are collected, aggregated, converted into full electronic orders (name, address, and credit information, if appropriate), and delivered to the advertiser or network.

     In the case of set-top boxes, the customer database is maintained by the satellite or cable operator's billing system, and Wink links to this database. The Wink Response Network is operated by General Electric Information Services at a data center located in Rockville, Maryland and with a backup in Brookpark, Ohio. The Wink Response Network was activated in August 1998 following our first launch of Wink Enhanced Broadcasting in Kingsport, Tennessee, and is currently being used to route viewers' responses to interactive advertisements and programming to the appropriate advertisers and/or fulfillment companies.

     In addition to aggregating and delivering responses, we can provide industry participants with additional reporting. For example, participating networks are receiving aggregated information regarding all Wink applications that run on their networks. Cable and direct broadcast satellite system operators can obtain information regarding all applications that run on their systems. Advertisers can obtain information regarding how their ads perform across all networks. The Wink Response Network combines custom data processing solutions developed by Wink with off-the-shelf electronic commerce systems to provide a complete end-to-end solution for customers.

EMERGING STANDARDS

     We believe that the most important aspects of our business relate to capturing, aggregating and routing TV-viewer responses to interactive programming and advertising. In contrast, we believe it is less important which protocol or "language" is used to design interactive applications. Recently, several formal and informal industry groups have proposed competing standards for the language in which interactive programming and advertising should be written. While we may support other proposed standards in the future, we became an early adopter of the Advanced Television Enhancement Forum's proposal for an Internet-based standard for enhanced television in the summer of 1998. In conjunction with our agreements with Microsoft, Liberate and PowerTV, we have accelerated the development of a version of the Wink Broadcast Server that is compatible with this standard, and a means of capturing and generating Wink response packets from broadcast applications that are compatible with this standard. The founders of the Advanced Television Enhancement Forum include Microsoft Corporation, Intel Corporation, Liberate Technologies, Sony, DIRECTV, Cable Labs, NBC, The Walt Disney Company and Discovery Communications. We are also monitoring the standardization efforts of the Advanced Television Systems Committee.

TECHNICAL SUPPORT AND CUSTOMER SERVICE

     We believe that comprehensive, high-quality support is an essential element of our business approach. We provide users of our software with installation services, training, documentation, technical and network support, and system maintenance for all Wink server and authoring software. Upon request and for an additional fee, we will provide customized technical consulting and support for applications and server module development. We provide telephone technical support for our products 24 hours a day, seven days a week, providing services that include system monitoring, problem resolution and preventive troubleshooting. We are also providing customer service to Wink viewers 24 hours a day, seven days a week, through an agreement with Softbank that provides call- center support. Whenever possible, we seek to connect viewers directly with advertisers and merchants to lower customer service costs.

COMPETITION

     We face competition from a number of companies, many of which have significantly greater financial, technical, manufacturing and marketing resources than Wink and may be in a better position to compete in the industry. Current and potential competitors in one or more aspects of our business include television and other system software companies, interactive television system providers and multimedia authoring tool providers. We also face competition from other providers and companies operating in the direct marketing business, especially operators of toll-free response call centers.

     A number of companies are developing system software for the general interactive television market, including At Home Corporation, Intel Corporation, Liberate Technologies, Sun Microsystems, OpenTV and Canal Plus. OpenTV and Canal Plus already offer certain products with features similar to Wink Enhanced Broadcasting. Many of these competitors have the support of, or relationships with, industry participants with which we also have relationships, which could adversely affect the extent of support these market participants give to Wink Enhanced Broadcasting. In addition, Microsoft, which has recently purchased a substantial equity stake in Wink and agreed to collaborate with us to develop, market and distribute Wink Enhanced Broadcasting on Microsoft television platforms, has been active in a variety of aspects of the interactive television market.

     There also are a number of interactive system providers that have developed proprietary software and hardware for adding interactivity to existing television technologies, including Gemstar International Group Limited, Worldgate Communications, Inc., Source Media and ACTV Inc. In addition, one or more of these entities or smaller companies might choose to pursue hardware-independent, cross-platform opportunities directly competitive with Wink Enhanced Broadcasting. If we are not able to compete successfully against current or future competitors, our business, operating results and financial condition will be materially adversely affected.

INTELLECTUAL PROPERTY

     Our ability to compete is dependent in part upon our internally developed, proprietary intellectual property. We rely on patent, trademark, trade secret and copyright law, as well as confidentiality procedures and licensing arrangements to establish and protect our rights in our technology. Others may develop technologies that are similar or superior to our technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers, strategic partners and vendors, and typically control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently through reverse engineering or other means. Policing unauthorized use of our products is difficult. The steps we take may not prevent misappropriation of our technology or such agreements may not be enforceable. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could materially adversely affect our business.

     On August 6, 1998, John L. Berman, an individual, filed suit against us in the U.S. District Court in the Northern District of California, alleging that we infringed his patents for an interactive television graphics interface and for a method and apparatus for applying overlay images. On September 15, 1999, a suit was filed in the United States District Court for the Middle District of Florida, Fort Myers Division by Fort Myers Broadcasting Company claiming certain federal trademark infringements. We believe that the resolution of these matters will not have a material adverse effect on us.

     From time to time, we receive notices of claims of infringement of other parties' proprietary rights or claims for indemnification resulting from infringement claims. Irrespective of the validity or the successful assertion of such claims, we may incur significant costs and diversion of resources with respect to the defense of any claims brought, which could materially adversely affect our business. In addition, the assertion of such infringement claims could result in injunctions preventing us from distributing certain products, which could materially adversely affect our operating results and financial condition. In addition, the assertion of such infringement claims could result in injunctions preventing us from distributing certain products, which could materially adversely affect our business. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, a license under such circumstances may not be available on reasonable terms, if at all.

     The Wink Response Network is designed to collect and utilize data derived from viewer responses to Wink-enhanced programming. This data can be used for several purposes, including product inquiry and order fulfillment, advertising impact research and polling. Although we believe we have a right to use and compile such data, copyright, trade secret or other protection may not be available for such data and information or others may claim rights to it. We are also obligated to keep certain information regarding networks' and cable systems' programming services and system technology confidential.

     We have licensed in the past and expect that we may license in the future elements of our technology and trademarks to third parties in the United States, Japan and other countries. We attempt to ensure that the quality of our brand is maintained by such business partners. However, such partners may take actions that could adversely affect the value of our proprietary rights or the reputation of our technologies.

     Wink is a registered trademark of Wink Communications, Inc. Wink Communications, the Wink Communications, Inc. logo, the stylized "i" logo, Wink Engine, Wink Broadcast Server, Wink Response Server, Wink Server Studio, Wink Response Network and Wink Enhanced Broadcasting are trademarks of Wink Communications, Inc.

EMPLOYEES

     As of December 31, 1999, we employed 110 full-time equivalents, excluding temporary personnel and consultants. Of the total number, 51 full-time equivalents were involved in product development, 17 in sales, marketing and customer service, 13 in accounting, finance and administration and 29 in operations. We are not subject to any collective bargaining agreements and believe our relationship with our employees is good.

                                  RISK FACTORS

     The risks and uncertainties described below are not the only risks we face. In addition to the following risk factors, we refer you to those risk factors described elsewhere in this Form 10-K Report. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could also impair our business operations.

     Keep these risk factors in mind when you read "forward-looking" statements elsewhere in these Form 10-K Report. These are statements that relate to our expectations for future events and time periods. Generally, the words "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risk and uncertainties. Future events and circumstances could differ significantly from those described in forward-looking statements.

WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES

     We have a limited operating history, which makes the prediction of future results difficult. We have incurred significant net losses since inception and, at December 31, 1999, had an accumulated deficit of $49.5 million. To date, we have recognized minimal revenue, and our ability to generate revenue is subject to substantial uncertainty. In addition, we currently intend to incur substantial operating expenses to fund additional technological development, sales, marketing, transaction processing and general activities. We expect that our total operating expenses for the year ended December 31, 2000 will be $40 to $45 million.

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

WE FACE COMPETITION FROM A NUMBER OF COMPANIES

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

WE NEED TO ADAPT TO TECHNOLOGICAL CHANGE IN A MARKET THAT MAY NEVER FULLY DEVELOP OR MAY DEVELOP WITH STANDARDS THAT ARE NOT COMPATIBLE WITH OUR TECHNOLOGY

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

ITEM 2. PROPERTIES

     As of December 31, 1999, our principal administrative, marketing and product development facilities were located in approximately 38,000 square feet of office space in Alameda, California under a sublease that expired in January 2000. We recently renewed the sublease covering approximately 48,000 square feet in the same building as its existing space. This lease expires in September 2004. We believe that our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accommodated by leasing additional or alternative space near our current facilities.

ITEM 3. LEGAL PROCEEDINGS

     On August 6, 1998, John L. Berman, an individual, filed suit against us in the U.S. District Court in the Northern District of California, alleging that we infringed his patents for an interactive television graphics interface and for a method and apparatus for applying overlay images.

     On September 15, 1999, a suit was filed against us in the United States District Court for the Middle District of Florida, Fort Myers Division by Fort Myers Broadcasting Company claiming certain federal trademark infringements.

     We believe we have meritorious defenses and plans to vigorously defend ourselves in each of the above matters, and while the results of such litigation and claims cannot be predicted with certainty, we believe that the resolution of these matters will not have a material adverse effect on our consolidated statement of operations or on our cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Wink's Common Stock has been traded on The Nasdaq Stock Market under the symbol "WINK" since August 19, 1999. The following table sets forth the high and low sales prices of our Common Stock for the periods indicated, and as reported on The Nasdaq Stock Market:

                                                                 HIGH      LOW
                                                                 ----      ---
Year ended December 31, 1999
Third Quarter...............................................    $55.25    $28.13
Fourth Quarter..............................................    $65.75    $21.75

     As of February 29, 2000, there were approximately 380 stockholders of record of the our Common Stock, although we believe that there is a significantly larger number of beneficial owners of its Common Stock.

DIVIDEND POLICY

     We have never paid cash dividends on our stock, and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING AND PREFERRED STOCK SALE

     On August 18, 1999, we commenced an initial public offering ("IPO") of 5,462,500 shares of common stock (including 200,000 shares sold by existing stockholders and an underwriters' over-allotment option of 712,500 shares) at $16.00 per share pursuant to a registration statement (No. 333-80221) (the "Initial Registration Statement") and a related registration statement (333-85531) filed pursuant to Rule 462(b) of the Securities Act. The Initial Registration Statement was declared effective by the Securities and Exchange Commission on August 18, 1999. The offering has been completed, and all shares have been sold. The aggregate gross proceeds from the offering were $84.2 million for the shares sold by us and $3.2 million for the shares sold by the selling stockholders. The managing underwriters for the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and Bear, Stearns & Co. Inc.

     We incurred the following expenses in connection with the offering: underwriters' discounts and commissions of $5,894,000 and approximately $1.0 million in other expenses, for total expenses of approximately $6,894,000. After deducting expenses of the offering, we received net offering proceeds of $77.3 million.

     In June and July 1999, we sold and issued an aggregate of 4,958,333 shares of Series D Convertible Preferred Stock at a price of $12.00 per share to Microsoft Corporation, Hughes Electronics Corporation, General Instrument Corporation, Goldman Sachs Group, Inc., and GFI Company. Each share of Series D Convertible Preferred Stock converted into one share of common stock upon the closing of our initial public offering in August 1999. We relied upon the exemptions from registration provided by Section 4(2) under the Securities Act of 1933, as amended, in the foregoing financing.

     We have used, and continue to expect to use, the proceeds from the offering for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. Pending such uses, we have invested the net proceeds of the IPO and Series D Convertible Preferred Stock in interest-bearing securities that management considers to be credit worthy.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to Wink's consolidated statement of operations for each of the years ended December 31, 1997, 1998 and 1999 and with respect to Wink's consolidated balance sheet as of December 31, 1998 and 1999 have been derived from the audited financial statements of Wink which are included elsewhere herein. The selected consolidated financial data set forth with respect to Wink's consolidated statement of operations for each of the periods ended December 31, 1995 and 1996 and with respect to Wink's consolidated balance sheet as of December 31, 1995, 1996 and 1997 are derived from the audited financial statements of Wink which are not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations' and the consolidated financial statements and the notes to those statements included elsewhere herein.

                                                               YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                  1995       1996       1997        1998        1999
                                                 -------     ----       ----        ----        ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Licenses -- related parties................    $    --    $    --    $   384    $    174    $    488
  Licenses -- third parties..................         --         --         --         224         602
  Services -- related parties................        100        155        148          --         356
  Services -- third parties..................         --        193         87         119         155
                                                 -------    -------    -------    --------    --------
       Total revenues........................        100        348        619         517       1,601
                                                 -------    -------    -------    --------    --------

                                                               YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                  1995       1996       1997        1998        1999
                                                 -------     ----       ----        ----        ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Costs and expenses(a):
  Cost of services -- related parties........         98        323        162          --         256
  Cost of services -- third parties..........         --        235        376         513          63
  Research and development...................        851      2,595      4,384       6,549      10,381
  Sales and marketing........................        899      2,263      3,510       5,578       9,816
  General and administrative.................        472      1,068      1,843       2,572       4,657
                                                 -------    -------    -------    --------    --------
       Total costs and expenses..............      2,320      6,484     10,275      15,212      25,173
                                                 -------    -------    -------    --------    --------
Loss from operations.........................     (2,220)    (6,136)    (9,656)    (14,695)    (23,572)
Interest and other income....................         72        279        684         813       5,435
Interest expense.............................         --        (27)      (194)       (154)        (87)
                                                 -------    -------    -------    --------    --------
Net loss.....................................    $(2,148)   $(5,884)   $(9,166)   $(14,036)   $(18,224)
                                                 =======    =======    =======    ========    ========
Net loss per share(b):
  Basic and diluted..........................    $ (0.37)   $ (0.91)   $ (1.25)   $  (1.57)   $  (1.06)
                                                 =======    =======    =======    ========    ========
  Weighted average shares....................      5,860      6,432      7,337       8,954      17,150
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents....................    $ 2,909    $ 4,157    $ 8,530    $ 16,892    $ 58,032
Short-term investments.......................         --         --      5,452       4,441      91,167
Working capital..............................      2,218      2,886     11,367      17,443     145,211
       Total assets..........................      3,317      5,642     15,629      23,920     155,809
Long-term obligations, less current
  portion....................................         --      1,114        767         365          --
Stockholders' equity.........................      2,530      3,135     11,925      19,125     149,419

-------------------------
(a) Costs and expenses include non-cash charges for stock compensation and warrant amortization totaling $283,000, $4,000, $455,000, $1,256,000, and
    $5,018,000 for years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively. See Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

(b) See Note 2 of Notes to Consolidated Financial Statements for a discussion of the computation of historical basic and diluted net loss per share and weighted average shares outstanding.

                        QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 1999. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                            QUARTER
                                                            ----------------------------------------
                                                             FIRST     SECOND      THIRD     FOURTH
                                                             -----     ------      -----     ------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1999
Net revenues............................................    $   339    $   281    $   469    $   512
Gross profit............................................        249        166        369        498
Net loss................................................     (5,497)    (3,704)    (4,532)    (4,491)
Net loss per share, basic and diluted...................    $ (0.55)   $ (0.37)   $ (0.24)   $ (0.15)
YEAR ENDED DECEMBER 31, 1998
Net revenues............................................    $   141    $   149    $   103    $   124
Gross profit............................................         71         86         23       (300)
Net loss................................................     (2,656)    (3,121)    (3,752)    (4,507)
Net loss per share, basic and diluted...................    $ (0.33)   $ (0.33)   $ (0.40)   $ (0.47)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

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

     Revenues. Through December 31, 1999, our revenues were derived from license fees relating to the Wink Engine, Wink Studio, and Wink Broadcast Server software, non-recurring engineering services under agreements to port the Wink Engine software to various televisions and set-top boxes, charter advertising fees and service fees relating to software installation and post-installation customer support. We recognize software license revenues relating to the Wink Engine on a "sell-through" basis upon notification of shipment of Wink-enabled products by the original equipment manufacturer. License fees from Wink Studio and Wink Broadcast Server software are recognized ratably over the term of the subscription license agreement. Non-recurring engineering services are recognized using the percentage-of-completion method, using labor hours as a measure of progress towards completion. Fees from installation services are recognized as services are provided, and post-installation customer support fees are recognized ratably over the term of the support agreement. Fees received in advance of revenue recognition are included on the balance sheet as deferred revenue.

     Our business plan is to derive the primary portion of our future revenues from the Wink Response Network by charging transaction fees to advertisers and merchants for each information request or purchase order obtained from viewers who respond to Wink Enhanced Broadcasting. The Wink Response Network was activated on a limited basis in the second half of 1998. However, no transaction fee revenue has been recognized to date. All advertising agreements in place as of December 1999 provide for a flat fee to be paid to us without any transaction fees. These fees are recognized ratably over the life of the agreement, generally one year.

     We may also derive revenue in the future from sales of products by Wink through our dedicated interactive channels. Additionally, we expect that in future periods revenues may result from the Wink Server Studio application. This application is being licensed to customers under monthly subscription fee arrangements with terms ranging from one to five years and with periodic fee increases based upon changes in the Consumer Price Index and other events. Revenues derived from such arrangements will be recognized ratably over the term of the subscription license agreement. We do not expect that non-recurring engineering services will represent a significant component of future revenues.

     We have incurred net losses since inception and, at December 31, 1999, had an accumulated deficit of approximately $49.5 million. We may never achieve favorable operating results or profitability. See "Risk Factors -- We have a history of losses and expect future losses."

     Cost of Services. Cost of services is composed primarily of direct engineering labor and materials associated with our arrangements to provide non-recurring engineering services. In future periods, cost of services is also expected to include costs of providing installation services and the costs of operating the Wink Response Network, including processing and telecommunication costs.

     Research and Development. Research and development expense includes costs associated with our engineering and operations departments, including personnel costs, non-cash charges for stock compensation, allocated facilities-related expenses and payments to third-party consultants. We expect research and development expense to increase in the future as additional personnel are hired and additional third-party consultants are used to support anticipated growth.

     Sales and Marketing. Sales and marketing expense includes salaries, non-cash charges for stock compensation and warrant amortization, consulting fees, travel-related costs, advertising expenses and allocated facilities-related expenses associated with our cable sales, consumer marketing and content departments. In future periods, sales and marketing expense is expected to increase significantly and to include the portion of transaction fees shared with and guaranteed to certain television industry participants, matching development funds, costs incurred by our customer service center to register and respond to inquiries from Wink television viewers, costs of marketing materials, commercial spots and training for the launch of Wink Enhanced Broadcasting in new cable systems, as well as costs of sales performance incentives to various consumer electronics retailers to encourage them to register their customers as Wink users.

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

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

REVENUES

     Total revenues were $1.6 million, $517,000, and $619,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase of 210% from the year ended December 31, 1998 to the year ended December 31, 1999 resulted primarily from a significant increase in license revenue of $692,000, or 174%. The increase in license revenue included increases in Wink Engine royalties, from both related and third parties, due to increases in the shipment of Wink-enabled televisions and set-top boxes, as well an increase in Wink Studio and Wink Broadcast Server license fees from charter advertisers and programmers. Non-recurring engineering fees also increased in 1999 from 1998, as the major portion of work on certain development agreements were completed. During 1999, transactions with General Instrument and Toshiba each accounted for at least 10% of our total revenues. The decrease of 16% from the year ended December 31, 1997 to the year ended December 31, 1998 was related primarily to a decline in non-recurring engineering fees from related parties, as certain development agreements were completed in 1997, and to a decline in royalties from Wink Engine software from related parties, resulting from lower shipments of Wink-enabled television sets. These decreases were partially offset by an increase in software license fees with third parties totaling $224,000. During 1998, transactions with Toshiba, Pioneer and a subsidiary of Thomson Multimedia S.A. each accounted for at least 10% of our total revenues. During 1997, transactions with Toshiba, Scientific-Atlanta and General Instrument each accounted for at least 10% of our total revenues.

COSTS AND EXPENSES

     Total costs and expenses were $25.2 million, $15.2 million, and $10.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increases of 65% from the year ended December 31, 1998 to the year ended December 31, 1999, and 48% from the year ended December 31, 1997 to the year ended December 31, 1998 were primarily a result of increased non-cash charges for stock compensation and warrant amortization and additional operating costs associated with the development, testing and deployment of the Wink Engine software, the Wink Broadcast Server software and the Wink Response Network, as well as substantial sales and marketing expenses. We believe that continued expansion of our operations and our sales and marketing efforts is critical to the achievement of our goals. Therefore, we believe that costs and expenses will continue to increase.

     Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                    1999          1998         1997
                                                    ----          ----         ----
Research and development.....................    $  372,000    $  204,000    $ 71,000
Sales and marketing..........................     4,131,000       846,000     312,000
General and administrative...................       515,000       206,000      72,000
                                                 ----------    ----------    --------
                                                 $5,018,000    $1,256,000    $455,000
                                                 ==========    ==========    ========

     Cost of Services. Cost of services were $319,000, $513,000, and $538,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease of 38% for the year ended December 31, 1998 to the year ended December 31, 1999 was due to a $450,000 decrease in costs associated with significant engineering efforts incurred to complete certain nonrecurring engineering contracts with third parties in 1998, offset by an increase in related party cost of services of $256,000 in 1999 related to the completion of certain nonrecurring engineering services with related parties. The decrease of 5% from the year ended December 31, 1997 to the year ended December 31, 1998 was due primarily to the completion of various engineering projects during 1998.

     Changes in gross margins from services revenues realized during the years ended December 31, 1999, 1998 and 1997 were primarily attributed to varying engineering efforts required to meet the terms of individual non-recurring engineering agreements. We do not expect that non-recurring engineering fees will represent a significant component of future revenues.

     Cost over-runs on non-recurring engineering service agreements with related parties and third parties during the years ended December 31, 1998 and 1997 resulted in costs incurred in excess of revenues recognized. At each reporting period, we record an accrued liability for the total remaining loss on non-recurring engineering services agreements that are expected to result in an overall loss.

     Research and Development. Research and development expenses were $10.4 million, $6.5 million, and $4.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increases of 59% and 49% from the years ended December 31, 1998 to the year December 31, 1999 and December 31, 1997 to the year ended December 31, 1998, respectively, were due primarily to additional engineering and operations personnel costs incurred to support increased product deployment activities and our expanded operations.

     Sales and Marketing. Sales and marketing expenses were $9.8 million, $5.6 million, and $3.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase of 76% from the year ended December 31, 1998 to the year ended December 31, 1999 was primarily due to non-cash charges for stock compensation and warrant amortization totaling $4.1 million. The increase of 60% from the year ended December 31, 1997 to the year ended December 31, 1998 was primarily due to resources expended to support the initial deployment of Wink Enhanced Broadcasting and increases in non-cash charges for stock compensation and warrant amortization in 1998.

     In June 1997, we granted warrants to purchase an aggregate of 375,000 shares of common stock to a broadcasting company, which is affiliated with one of our stockholders. The broadcasting company has agreed to use reasonable efforts to develop and air Wink-enhanced programming over approximately the 18-month period ending in December 1998. A warrant to purchase 75,000 of these shares was exercisable on the grant date and had an estimated fair value of $20,000, which was immediately recognized as a sales and marketing expense. Vesting of a warrant to purchase the remaining 300,000 shares was originally contingent upon specified future performance criteria over the 18-month period. At December 31, 1997, the warrants had an estimated fair value at the prospective vesting date of $726,000, of which $220,000 was recognized as a sales and marketing expense during 1997. Effective February 1, 1998, the agreement with the broadcasting company was amended to remove all remaining performance vesting criteria, and the warrants became fully exercisable. The $506,000 difference between the February 1, 1998 estimated fair value of $726,000 and the previously recognized expense is included in sales and marketing expense over the period in which we received benefits from the broadcaster's services, which was completed during the year ended December 31, 1998.

     In August 1998, as consideration for consulting services, we granted a fully exercisable warrant to purchase common stock to a company that is one of our stockholders. The warrant enables the holder to purchase 25,000 shares of common stock at $8.00 per share and expires in August 2003. The estimated fair value of the warrant totaled $135,000 and is included in sales and marketing expense for the year ended December 31, 1998.

     During February and March 1999, we granted fully exercisable warrants to purchase 325,000 shares of common stock at $12.00 per share, subject to adjustment, as incentive for signing definitive software licensing agreements and to promote the development of Wink-enhanced programming. The fair value of these warrants on the measurement date totaled $2.0 million and was recognized as a sales and marketing expense, as there were no remaining performance obligations on behalf of the holders and no significant license revenues are expected to be derived from the agreements. The warrants were exercised in August 1999 immediately prior to our initial public offering.

     In May 1999, we granted to Microsoft a fully exercisable warrant to purchase 500,000 shares of common stock at $12.00 per share, subject to adjustment, in connection with the signing of a 10-year software distribution agreement. The fair value of this warrant on the measurement date totaled $4.1 million, was recognized as a component of stockholders' equity and is being amortized as a sales and marketing expense over the estimated period of benefit of ten years. During the year ended December 31, 1999, amortization recognized totaled $473,000.

     In June 1999, we issued an aggregate of 50,000 shares of common stock to employees as incentive bonuses. The fair value of these shares on the issuance date totaled $600,000 and was recognized as a sales and marketing expense, as the shares were fully vested on the date of grant.

     In July 1999, we granted a fully exercisable warrant to purchase 75,000 shares of common stock at $12.00 per share, subject to adjustment, as incentive for the licensee to sign a definitive software licensing agreement and agree to promote the development of Wink-enabled programming. The fair value of this warrant on the measurement date totaled $734,000 and was recognized as a sales and marketing expense during the year ended December 31, 1999, as there was no remaining performance obligation on behalf of the holder and no significant license revenues are expected to be derived from the agreement. The warrants were exercised in August 1999 immediately prior to our initial public offering.

     General and Administrative. General and administrative expense was $4.7 million, $2.6 million, and $1.8 million for the years ended December 31, 1999, 1998, and 1997, respectively. The year-to-year increase from the year ended December 31, 1998 to the year ended December 31, 1999 of 81% resulted primarily from legal fees related to a patent infringement case filed in 1998, the hiring of administrative and executive personnel to support anticipated future growth. Increased non-cash charges for stock compensation amortization also contributed to the overall increase. The 44% increase from 1997 to 1998 resulted primarily from recognizing $375,000 of costs in 1998 associated with our planned initial public offering that was postponed in the second half of 1998 and the hiring of administrative and executive personnel in 1998 to begin to position us to achieve our long-term goals.

     Stock-based Costs and Expenses. During the years ended December 31, 1999, 1998 and 1997, we recognized non-cash charges for stock compensation and warrant amortization (including those described under sales and marketing) totaling $5.0 million, $1.3 million, and $455,000, respectively. These amounts consist of the amortization of unearned compensation related to certain stock option grants, sales of restricted stock to employees and warrants granted for services rendered to Wink.

     During the years ended December 31, 1999, 1998 and 1997, we recognized unearned compensation totaling $6.6 million, $600,000, and $700,000, respectively, with respect to stock option grants and sales of restricted stock to employees. Amortization of unearned compensation totaled $1.7 million, $615,000, and $215,000 during the years ended December 31, 1999, 1998 and 1997, respectively. The remaining unearned
compensation at December 31, 1999, totaling $9.5 million, and unearned compensation recognized subsequent to December 31, 1999, will be amortized in future periods over the respective stock and option vesting periods.

     In December 1998, we issued to Vulcan Ventures Incorporated, a stockholder, warrants to purchase up to an aggregate of 250,000 shares of common stock, subject to certain exercisability and performance conditions. Any exercise of the warrants is conditioned upon cable television system operators affiliated with Vulcan deploying set-top boxes containing Wink Engines to at least 200,000 households between January 1, 1999 and December 31, 2001. Vulcan may exercise the warrants on or after February 1, 2001 for a number of shares equal to one-fifth the number of households in which a Wink-enabled set-top box is deployed by a Vulcan affiliate during calendar 1999, which box remains deployed for at least one year after deployment. The exercise price for such shares is $12.00 per share. Vulcan may exercise the warrants on or after February 1, 2002 for an additional number of shares equal to one-fifth the number of households in which a Wink-enabled set-top box is deployed during calendar 2000, which box remains deployed for at least one year thereafter, less the number of shares which became exercisable in 2001, up to the aggregate maximum of 250,000 shares. The exercise price of such additional shares is $16.00 per share. At December 31, 1998, the lowest aggregate fair value of the warrant totaled $1.2 million. At December 31, 1999, the lowest aggregate fair value of the warrant totaled $13.9 million. This amount will be remeasured at each reporting date until the deployment of Wink-enabled technology to the specified number of cable subscribers is achieved. When and if it becomes probable that the performance criteria will be achieved, we will record the then fair value associated with the units meeting the performance criteria as a charge to sales and marketing expense.

     Interest and Other Income, Net of Interest Expense. Net interest and other income was $5.3 million, $659,000, and $490,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These increases were primarily due to interest earned on increases in the average cash and investment balances in later years as a result of the receipt of the proceeds from sales of the our common and convertible preferred stock. The increase from 1998 to 1999 also included the recognition of other income totaling $1.0 million resulting from a termination agreement with a third party customer for cancellation of a development and license agreement. Under this termination agreement, the third party paid us $1.1 million. Of this amount, $1.0 million was included in other income. The remaining amount related to a non-recurring engineering agreement and was included in services revenues from third parties during the year ended December 31, 1999. We have no material remaining obligations under these agreements.

     Income Taxes. We have not generated taxable income since inception and, as a result, the provision for income taxes consists solely of the Delaware and California minimum franchise taxes of approximately $10,000 in 1999 and $1,000 in 1998 and 1997, respectively, which are included in general and administrative expenses. At December 31, 1999, we had federal and state net operating loss carryforwards of approximately $39.0 million available to reduce future taxable income. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited as the Company has incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

     Net Loss. We have incurred net losses since inception, including net losses of $18.2 million, $14.0 million, and $9.2 million for the years ended December 31, 1999, 1998, and 1997, respectively. The year-to-year increases in net losses were due primarily to significant increases in expenses as a result of additional business activities and stock-based costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our activities largely through the sale of equity securities and through proceeds from capital lease financing. At December 31, 1999, we had raised an aggregate $104.5 million through various sales of convertible preferred stock. In August 1999, we raised net proceeds of approximately $77.3 million from an initial public offering of common stock. We had approximately $149.2 million of cash, cash equivalents and short-term investments at December 31, 1999.

     Net cash used in operating activities totaled $13.5 million, $10.9 million, and $7.0 million, for the years ended December 31, 1999, 1998 and 1997, respectively, primarily as a result of our net losses.

     Net cash used in investing activities totaled $88.0 million for the year ended December 31, 1999 and was attributable mainly to the net purchases of short-term investments totaling $86.2 million and the acquisition of $1.8 million of property and equipment. For the year ended December 31, 1998, net cash used in investing activities was $358,000 and was attributable to the acquisition of $1.4 million of property and equipment, which was partially offset by $1.0 million of net proceeds from short-term investment maturities. Net cash used in investing activities was $5.8 million for the year ended December 31, 1997, attributable primarily to net purchases of short-term investments.

     Net cash provided by financing activities for the year ended December 31, 1999 was $142.6 million, consisting primarily of proceeds from our initial public offering of Common Stock of $77.3 million, $44.3 million from the sale of Series D Convertible Preferred Stock and proceeds totaling $15.1 million from the issuance of a convertible promissory note to Microsoft, a related party. In July 1999, Microsoft exercised its right to exchange the convertible promissory note for 1,260,000 shares of our Series D Convertible Preferred Stock. For the years ended December 31, 1998 and 1997, net cash provided by financing activities was $19.6 million and $17.2 million, respectively, consisting primarily of net proceeds from sales of Series C Convertible Preferred Stock and Common Stock in each year.

     We have entered into agreements with Microsoft, cable and direct broadcast satellite system operators and other television industry participants who support Wink-enhanced programming to share with these entities a portion of revenues, if any, we generate from viewer responses to Wink Enhanced Broadcasting. These revenue sharing commitments are based upon the level of the commitment the particular participant has made to support Wink Enhanced Broadcasting. To date, no transaction fee revenue has been recognized. To the extent that future transaction fee revenue is generated, we will record the revenue sharing as a charge to sales and marketing in the period the revenue is recognized.

     For Microsoft and certain cable and direct broadcast satellite system operators, we have also provided a minimum revenue guarantee. We have also agreed to provide marketing and technical development funds to a number of cable and direct broadcast satellite system operators, contingent upon the commercial launch of Wink Enhanced Broadcasting, including in some cases a per set-top box fee of up to $3.50. If Wink Enhanced Broadcasting fails to generate sufficient revenue to meet the guaranteed amount per Wink subscriber, we are obligated to pay the difference between the guaranteed amount and the amount actually earned. Such revenue guarantees will be recognized in the period incurred. See Note 7 of the Notes to Consolidated Financial Statements.

     We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our currently anticipated business requirements, including capital expenditures and strategic operating programs, for at least the next 12 months. Thereafter, if any, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us, if at all.

YEAR 2000 COMPLIANCE

     To date our systems and software have not experienced any material disruption due to the onset of the Year 2000, and we have completed our Year 2000 preparedness activities and have not incurred any significant expenses to date. However, we cannot assure that we will not experience disruptions in the future as a consequence of the Year 2000 bug. We cannot quantify the amount of our potential exposure, but do not believe it to be material.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS

No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. We do not currently, nor do we currently intend to in the future, to use derivative instruments and therefore do not expect that the adoption of SFAS No. 133 will have any impact on our financial position or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." ("SAB No. 101"). SAB No. 101, which was effective January 1, 2000, requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement, unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Implementation of SAB No. 101 is not anticipated to have a material change on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

     INTEREST RATE SENSITIVITY. Our exposure to market risk for interest rate changes relates primarily to its short-term investment portfolio. We had no derivative financial instruments as of December 31, 1999 or December 31, 1998. We invest our marketable securities in accordance with our investment policy and maintain our portfolio in the form of managed investment accounts comprised of money market accounts, corporate bonds and government bonds and notes. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The primary objective of our portfolio is to maintain proper liquidity to meet the operating needs of the business. Our policy specifies credit quality standards for the investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average maximum maturity of the portfolio is based on the Lehman 1-3 index.

     Our holdings are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 50 basis points from levels as of December 31, 1999, the fair value of the portfolio would decline by an immaterial amount.

     FOREIGN CURRENCY EXCHANGE RISK. The principal portion of our business is in the United States. Additionally, contracts we have entered into with companies headquartered in foreign countries have been denominated in US dollars. Accordingly, we are not subject to exposure from adverse movements in foreign currency exchange rates. We may be subject to exposure in the future from our Japanese subsidiary, which to date has not recognized any revenues or expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           WINK COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1999         1998
                                                                  ----         ----
                                                                (DOLLARS AND SHARES IN
                                                                THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 58,032     $ 16,892
  Short-term investments....................................      91,167        4,441
  Accounts receivable -- related parties....................          61           52
  Accounts receivable -- third parties, net.................         429          187
  Prepaid expenses -- related party.........................         375           --
  Prepaid expenses and other current assets.................       1,537          301
                                                                --------     --------
     Total current assets...................................     151,601       21,873
Property and equipment, net.................................       2,538        1,762
Other assets -- related party...............................       1,493          107
Other assets................................................         177          178
                                                                --------     --------
                                                                $155,809     $ 23,920
                                                                ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,070     $    995
  Accrued expenses..........................................       2,636        1,243
  Deferred revenue -- related parties.......................         200          671
  Deferred revenue -- third parties.........................       1,119        1,119
  Current portion of capital lease obligations..............         365          402
                                                                --------     --------
     Total current liabilities..............................       6,390        4,430
                                                                --------     --------
Capital lease obligations, less current portion.............          --          365
                                                                --------     --------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Convertible Preferred Stock, $0.001 par value, issuable in series; aggregate liquidation amount $0 and $45,512 at
     December 31, 1999 and 1998, respectively; 5,000 shares
     authorized; 0 and 7,806 shares issued and
     outstanding............................................          --            8
  Preferred Stock, $0.001 par value; 5,000 shares
     authorized;
     0 shares issued and outstanding........................          --           --
  Common Stock, $0.001 par value; 100,000 shares authorized;
     30,017 and 10,517 shares issued and outstanding........          30           11
  Additional paid-in capital................................     210,601       51,890
  Stockholder notes receivable..............................      (2,749)      (1,046)
  Unearned compensation.....................................      (9,458)        (479)
  Accumulated deficit.......................................     (49,483)     (31,259)
  Accumulated other comprehensive income....................         478           --
                                                                --------     --------
     Total stockholders' equity.............................     149,419       19,125
                                                                --------     --------
                                                                $155,809     $ 23,920
                                                                ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WINK COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1999         1998         1997
                                                                  ----         ----         ----
                                                                (DOLLARS AND SHARES IN THOUSANDS,
                                                                    EXCEPT PER SHARE AMOUNTS)
Revenues:
  Licenses -- related parties...............................    $    488     $    174     $   384
  Licenses -- third parties.................................         602          224          --
  Services -- related parties...............................         356           --         148
  Services -- third parties.................................         155          119          87
                                                                --------     --------     -------
     Total revenues.........................................       1,601          517         619
                                                                --------     --------     -------
Costs and expenses:
  Cost of services -- related parties.......................         256           --         162
  Cost of services -- third parties.........................          63          513         376
  Research and development..................................      10,381        6,549       4,384
  Sales and marketing.......................................       9,816        5,578       3,510
  General and administrative................................       4,657        2,572       1,843
                                                                --------     --------     -------
     Total costs and expenses...............................      25,173       15,212      10,275
                                                                --------     --------     -------
Loss from operations........................................     (23,572)     (14,695)     (9,656)
Interest and other income...................................       5,435          813         684
Interest expense............................................         (87)        (154)       (194)
                                                                --------     --------     -------
Net loss....................................................    $(18,224)    $(14,036)    $(9,166)
                                                                ========     ========     =======
Net loss per share:
  Basic and diluted.........................................    $  (1.06)    $  (1.57)    $ (1.25)
                                                                ========     ========     =======
  Weighted average shares outstanding.......................      17,150        8,954       7,337

  The accompanying notes are an integral part of these consolidated financial statements.

                           WINK COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       CONVERTIBLE
                                     ----------------
                                     PREFERRED STOCK     COMMON STOCK     ADDITIONAL   STOCKHOLDER
                                     ----------------   ---------------    PAID-IN        NOTES        UNEARNED     ACCUMULATED
                                     SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     RECEIVABLE    COMPENSATION     DEFICIT
                                     ------    ------   ------   ------   ----------   -----------   ------------   -----------
                                                                           (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996.......    3,484    $  4     9,340    $ 9      $ 11,742      $  (554)      $    (9)      $ (8,057)
Issuance of Series C Convertible
 Preferred Stock, net..............    2,191       2        --     --        17,436           --            --             --
Exercise of Common Stock options...       --      --       537      1            64           --            --             --
Issuance of Common Stock for
 stockholder note..................       --      --       215     --           430         (430)           --             --
Repurchase of Common Stock.........       --      --      (277)    --            (3)          --            --             --
Issuance of warrants for
 services..........................       --      --        --     --           240           --            --             --
Issuance of Common Stock for
 services..........................       --      --         1     --             1           --            --             --
Unearned compensation..............       --      --        --     --           700           --          (700)            --
Amortization of unearned
 compensation......................       --      --        --     --            --           --           215             --
Net loss...........................       --      --        --     --            --           --            --         (9,166)
                                     -------    ----    ------    ---      --------      -------       -------       --------
BALANCE AT DECEMBER 31, 1997.......    5,675       6     9,816     10        30,610         (984)         (494)       (17,223)
Issuance of Series C Convertible
 Preferred Stock, net..............    2,131       2        --     --        16,732           --            --             --
Exercise of Common Stock options...       --      --       287     --           207           --            --             --
Issuance of Common Stock for
 cash..............................       --      --       389      1         3,000           --            --             --
Issuance of Common Stock for
 stockholder note..................       --      --        25     --           100         (100)           --             --
Unearned compensation..............       --      --        --     --           600           --          (600)            --
Amortization of unearned
 compensation......................       --      --        --     --            --           --           615             --
Collection of stockholder note
 receivable........................       --      --        --     --            --           38            --             --
Issuance of warrants for
 services..........................       --      --        --     --           641           --            --             --
Net loss...........................       --      --        --     --            --           --            --        (14,036)
                                     -------    ----    ------    ---      --------      -------       -------       --------
BALANCE AT DECEMBER 31, 1998.......    7,806       8    10,517     11        51,890       (1,046)         (479)       (31,259)
Issuance of Series D Convertible
 Preferred Stock, net..............    3,698       4        --     --        44,318           --            --             --
Issuance of Series D Convertible
 Preferred Stock upon conversion of
 note payable......................    1,260       1        --     --        15,119           --            --             --
Issuance of Common Stock in initial
 public offering, net of issuance
 costs of $1,049...................       --      --     5,263      5        77,252           --            --             --
Conversion of Series A, Series B,
 Series C, and Series D Convertible
 Preferred Stock in conjunction
 with the initial public
 offering..........................  (12,764)    (13)   12,764     13            --           --            --             --
Exercise of Common Stock options...       --      --       466     --           618           --            --             --
Issuance of warrants for
 services..........................       --      --        --     --         6,763           --        (4,050)            --
Exercise of Common Stock
 warrants..........................       --      --       879      1         5,652           --            --             --
Repurchase of Common Stock and
 cancellation of related
 stockholder note..................       --      --      (122)    --          (245)         245            --             --
Issuance of Common Stock for
 stockholder Note..................       --      --       250     --         2,000       (2,000)           --             --
Contribution of Company Common
 Stock by a principal
 stockholder.......................       --      --       (50)    --            --           --            --             --
Issuance of Common Stock for
 employee Bonuses..................       --      --        50     --           600           --            --             --
Repayment of Stockholder note......       --      --        --     --            --           52            --             --
Unearned compensation..............       --      --        --     --         6,634           --        (6,634)            --
Amortization of unearned
 compensation......................       --      --        --     --            --           --         1,705             --
Net loss...........................       --      --        --     --            --           --            --        (18,224)
Unrealized gain on short-term
 investments.......................       --      --        --     --            --           --            --             --
     Total comprehensive loss......       --      --        --     --            --           --            --             --
                                     -------    ----    ------    ---      --------      -------       -------       --------
BALANCE AT DECEMBER 31, 1999.......       --    $ --    30,017    $30      $210,601      $(2,749)      $(9,458)      $(49,483)
                                     =======    ====    ======    ===      ========      =======       =======       ========


                                      ACCUMULATED
                                         OTHER          TOTAL
                                     COMPREHENSIVE   STOCKHOLDERS
                                        INCOME          EQUITY
                                     -------------   ------------
                                            (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996.......      $ --          $  3,135
Issuance of Series C Convertible
 Preferred Stock, net..............        --            17,438
Exercise of Common Stock options...        --                65
Issuance of Common Stock for
 stockholder note..................        --                --
Repurchase of Common Stock.........        --                (3)
Issuance of warrants for
 services..........................        --               240
Issuance of Common Stock for
 services..........................        --                 1
Unearned compensation..............        --                --
Amortization of unearned
 compensation......................        --               215
Net loss...........................        --            (9,166)
                                         ----          --------
BALANCE AT DECEMBER 31, 1997.......        --            11,925
Issuance of Series C Convertible
 Preferred Stock, net..............        --            16,734
Exercise of Common Stock options...        --               207
Issuance of Common Stock for
 cash..............................        --             3,001
Issuance of Common Stock for
 stockholder note..................        --                --
Unearned compensation..............        --                --
Amortization of unearned
 compensation......................        --               615
Collection of stockholder note
 receivable........................        --                38
Issuance of warrants for
 services..........................        --               641
Net loss...........................        --           (14,036)
                                         ----          --------
BALANCE AT DECEMBER 31, 1998.......        --            19,125
Issuance of Series D Convertible
 Preferred Stock, net..............        --            44,322
Issuance of Series D Convertible
 Preferred Stock upon conversion of
 note payable......................        --            15,120
Issuance of Common Stock in initial
 public offering, net of issuance
 costs of $1,049...................        --            77,257
Conversion of Series A, Series B,
 Series C, and Series D Convertible
 Preferred Stock in conjunction
 with the initial public
 offering..........................        --                --
Exercise of Common Stock options...        --               618
Issuance of warrants for
 services..........................        --             2,713
Exercise of Common Stock
 warrants..........................        --             5,653
Repurchase of Common Stock and
 cancellation of related
 stockholder note..................        --                --
Issuance of Common Stock for
 stockholder Note..................        --                --
Contribution of Company Common
 Stock by a principal
 stockholder.......................        --                --
Issuance of Common Stock for
 employee Bonuses..................        --               600
Repayment of Stockholder note......        --                52
Unearned compensation..............        --                --
Amortization of unearned
 compensation......................        --             1,705
Net loss...........................        --
Unrealized gain on short-term
 investments.......................       478
     Total comprehensive loss......        --           (17,746)
                                         ----          --------
BALANCE AT DECEMBER 31, 1999.......      $478          $149,419
                                         ====          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WINK COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                                ----        ----       ----
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(18,224)   $(14,036)   $(9,166)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     1,004         710        543
     Stock-based costs and expenses.........................     5,018       1,256        455
     Allowance for doubtful accounts........................        30          --         --
     Changes in assets and liabilities:
       Accounts receivable -- related parties...............        (9)         76        (78)
       Accounts receivable -- third parties.................      (272)       (187)        --
       Prepaid expenses -- related party....................      (375)         --         --
       Prepaid expenses and other current assets............    (1,236)       (107)      (122)
       Other assets -- related Party........................    (1,386)        (63)       (41)
       Other assets.........................................         1          --        (83)
       Accounts payable.....................................     1,075         709        208
       Accrued expenses.....................................     1,393         580        430
       Deferred revenues -- related parties.................      (471)         21         80
       Deferred revenues -- third parties...................        --         128        778
                                                              --------    --------    -------
Net cash used in operating activities.......................   (13,452)    (10,913)    (6,996)
                                                              --------    --------    -------
Cash flows from investing activities:
  Net (purchase) proceeds of short-term investments.........   (86,248)      1,011     (5,452)
  Property and equipment purchases..........................    (1,780)     (1,369)      (381)
                                                              --------    --------    -------
Net cash used in investing activities.......................   (88,028)       (358)    (5,833)
                                                              --------    --------    -------
Cash flows from financing activities:
  Proceeds from Preferred Stock issuances, net..............    44,322      16,734     17,438
  Proceeds from sale of Common Stock issuance...............        --       3,001         --
  Proceeds from stockholder note receivable.................        52          38         --
  Proceeds from issuance of convertible promissory
     note -- related party..................................    15,120          --         --
  Proceeds from sale of Common Stock in initial public
     offering, net..........................................    77,257          --         --
  Proceeds from the issuance of Common Stock from the
     exercise of warrants and options.......................     6,271         207         65
  Principal payments on capital lease obligations...........      (402)       (347)      (298)
  Repurchase of Common Stock................................        --          --         (3)
                                                              --------    --------    -------
Net cash provided by financing activities...................   142,620      19,633     17,202
                                                              --------    --------    -------
Net increase in cash and cash equivalents...................    41,140       8,362      4,373
Cash and cash equivalents at beginning of period............    16,892       8,530      4,157
                                                              --------    --------    -------
Cash and cash equivalents at end of period..................  $ 58,032    $ 16,892    $ 8,530
                                                              ========    ========    =======
Supplemental cash flow information:
  Cash paid for interest....................................  $     87    $    154    $   194
                                                              ========    ========    =======
Supplemental noncash activities:
  Common Stock issued for stockholder note..................  $  2,000    $    100    $   430
                                                              ========    ========    =======
  Repurchase of Common Stock and cancellation of related
     stockholder note.......................................  $    245    $     --    $    --
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           WINK COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

THE COMPANY

     Wink Communications, Inc. (the "Company") was incorporated in California on October 7, 1994 and reincorporated in Delaware on August 12, 1999. The Company offers an enhanced television broadcasting system that adds interactivity and electronic commerce opportunities to traditional television programming and advertising.

REINCORPORATION

     As a result of the Company's reincorporation in Delaware in August 1999, the Company is authorized to issue 100,000,000 shares of $0.001 par value Common Stock and 5,000,000 shares of $0.001 par value undesignated Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

INITIAL PUBLIC OFFERING

     On August 24, 1999, the Company completed its initial public offering of 5,262,500 shares of its Common Stock at $16.00 per share, the net proceeds of which aggregated approximately $77.3 million. At the closing of the offering, all issued and outstanding shares of the Company's Convertible Preferred Stock were converted into an aggregate of 12,764,333 shares of Common Stock.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Wink Japan, Inc. All intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents represent cash and highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

     The Company classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Company recognizes gains and losses when securities are sold using the specific identification method. For the years ended December 31, 1999, 1998, and 1997, the Company did not recognize any material realized gains or losses upon the sale of securities.

     At December 31, 1999, cash and cash equivalents and investments in marketable securities consist of the following (in thousands):

                                                      UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         LOSS          GAIN       FAIR VALUE
                                            ----      ----------    ----------    ----------
Cash and cash equivalents:
Cash...................................    $   166      $  --          $ --        $   166
Money market funds.....................     36,407         --            --         36,407
Government bonds and notes.............      3,014         --             6          3,020
Corporate securities...................     18,340         --            99         18,439
                                           -------      -----          ----        -------
                                           $57,927      $  --          $105        $58,032
                                           =======      =====          ====        =======
Investments in marketable securities:
Government bonds and notes.............    $32,978      $(403)         $ --        $32,574
Corporate securities...................     57,817         --           776         58,593
                                           -------      -----          ----        -------
                                           $90,795      $(403)         $776        $91,167
                                           =======      =====          ====        =======

     At December 31, 1998, the fair value of investments in marketable securities approximated cost and the unrealized holding gains or losses were not material. The following schedule summarizes the estimated fair value of the Company's cash, cash equivalents and investments in marketable securities as of December 31, 1998 (in thousands):

Cash and cash equivalents:
Cash........................................................    $   223
Money market funds..........................................      2,551
Corporate securities........................................     14,118
                                                                -------
                                                                $16,892
                                                                =======
Investments in marketable securities:
Corporate securities........................................    $ 4,441
                                                                =======

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, including cash and cash equivalents, accounts receivable, deposits and accounts payable are carried at cost, which approximates fair value because of the short-term nature of those instruments.

PROPERTY AND EQUIPMENT

     Property and equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related asset, typically three years. Purchased internal-use software consists primarily of amounts paid to third parties for software applications that support the Wink Response Network and the Company's computer equipment. Purchased internal-use software is depreciated over its useful life, generally three years.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. The Company had no such impairments as of December 31, 1999.

REVENUE RECOGNITION

     The Company's historical revenues have been derived from license fees relating to royalties earned from the Wink Engine software, license fees relating to Wink Studio and Wink Broadcast Server software, non-recurring engineering services under agreements to port the Wink Engine software to various televisions and set-top terminals, and service fees relating to software installation and post-contract customer support. The Company recognizes software license revenues relating to the Wink Engine on a "sell-through" basis upon notification of shipment of Wink-enabled products by the original equipment manufacturer. License fees from Wink Studio software are recognized monthly over the term of the subscription agreement, generally one year. Non-recurring engineering services are recognized using the percentage-of-completion method, using labor hours as a measure of progress towards completion. Fees from installation services are recognized as services are provided, and post-contract customer support fees are recognized ratably over the term of the support agreement. Fees received in advance of revenue recognition are included in the balance sheet as deferred revenue.

     All advertising agreements in place as of December 1999 provide for a fixed fee to be paid to the Company without any transaction fees. These fees are recognized ratably over the life of the agreement. Revenue derived from the Wink Broadcast Server software application is recognized monthly based upon the applicable subscription fee. This application is being offered to customers under monthly license fee arrangements with terms ranging from one to five years, with periodic fee increases based upon changes in the Consumer Price Index and other events.

REVENUE SHARING AND GUARANTEES

     The Company has entered into a number of agreements with cable system operators and certain other market participants to share with these entities a portion of revenues, if any, the Company generates from viewer responses to Wink Enhanced Broadcasting. To date, no transaction fee revenue has been recognized from the Wink Response Network. Any amounts payable to third parties in future periods resulting from revenue sharing will be included in sales and marketing in the period revenue is recognized.

     The Company has also provided minimum revenue guarantees that become effective once the relevant participant begins deployment or achieves specified deployment levels of Wink Enhanced Broadcasting. For contracts that do not require minimum deployment levels, the revenue guarantee will be recognized as incurred as sales and marketing expense over the contract term as Wink-enabled devices are deployed. For contracts that do require minimum deployment levels, the revenue guarantee will be recognized as incurred over the contract term beginning in the period the minimum deployment level is achieved.

SALES TO SIGNIFICANT CUSTOMERS

     During the years ended December 31, 1999, 1998 and 1997, sales to customers comprising 10 percent or more of the Company's total revenues for the periods indicated were as follows:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                1999    1998    1997
CUSTOMER                                                        ----    ----    ----
A -- related party..........................................     25%     43%     62%
B -- related party..........................................     12%     --      --
C -- related party..........................................     --      --      21%
D -- third party............................................     --      40%     --
E -- third party............................................     --      15%     --
F -- third party............................................     --      --      14%

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable, which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with financial institutions that management believes are credit worthy and by placing its short-term investments in corporate commercial paper issues, government and agency treasuries, and short-term asset-backed obligations of various entities. Concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to the assessed credit quality of the customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition to determine the need for an allowance for doubtful accounts. The Company has not experienced significant credit losses to date. At December 31, 1999, one third party customer accounted for 12% of the accounts receivable balance. At December 31, 1998, five customers individually accounted for more than 10% of the entire accounts receivable balance. These five customers, in aggregate, accounted for 76% of the total accounts receivable balance at December 31, 1998. One of these five customers was a related party and accounted for 22% of the total accounts receivable balance at December 31, 1998.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2 ("SFAS No. 2"), "Accounting for Research and Development Costs."

SOFTWARE DEVELOPMENT COSTS

     Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established through the development of a working model. After establishing technological feasibility, additional development costs incurred through the date the product is available for general release would be capitalized and amortized over the estimated product life. No costs have been capitalized to date, as the effect on the financial statements for all periods presented is immaterial.

ADVERTISING COSTS

     Advertising costs are expensed as incurred in accordance with Statement of Position ("SoP") No. 93-7, "Reporting on Advertising Costs." Advertising expense for the years ended December 31, 1999, 1998 and 1997 totaled $1.2 million, $904,000 and $147,000, respectively.

FOREIGN CURRENCY TRANSLATION

     The functional currency of the consolidated foreign subsidiary in Japan is its local currency. Accordingly, all assets and liabilities of this entity are translated at the current exchange rates at each balance sheet date. To date, the subsidiary in Japan has not recognized revenues or expenses. In the event that the subsidiary has revenue and expense components in future periods, such amounts will be translated at weighted average exchange rates in effect during the year. Gains and losses resulting from foreign currency translation have not been material to the consolidated financial statements through December 31, 1999. To the extent these gains or losses are recognized in future periods, such amounts will be recorded directly into a separate component of stockholders' equity and comprehensive income. Foreign currency transaction gains and losses are included in the determination of net income or loss. During the years ended December 31, 1999, 1998 and 1997, net foreign currency transaction gains and losses did not have a material impact on the consolidated financial statements.

STOCK-BASED COSTS AND EXPENSES

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

     The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the consensus reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services." Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete using the Black-Scholes pricing model.

     Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows (amounts in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                            1999      1998     1997
                                                            ----      ----     ----
Research and development...............................    $  372    $  204    $ 71
Sales and marketing....................................     4,131       846     312
General and administrative.............................       515       206      72
                                                           ------    ------    ----
                                                           $5,018    $1,256    $455
                                                           ======    ======    ====

INCOME TAXES

     Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of the incremental number of common shares issuable upon conversion of Convertible Preferred Stock (using the if-converted method) and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive. Net loss per share computations are in accordance with SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share amounts):

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                   ----------------------------------
                                                     1999         1998         1997
                                                     ----         ----         ----
Numerator:
  Net loss.....................................    $(18,224)    $(14,036)     $(9,166)
                                                   ========     ========      =======
Denominator:
  Weighted average shares......................      17,839       10,072        9,077
  Weighted average unvested common shares
     subject to repurchase.....................        (689)      (1,118)      (1,740)
                                                   --------     --------      -------
  Denominator for basic and diluted............      17,150        8,954        7,337
                                                   ========     ========      =======
Net loss per share:
  Basic and diluted............................    $  (1.06)    $  (1.57)     $ (1.25)
                                                   ========     ========      =======

     Weighted average potential common shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                            1999      1998     1997
                                                            ----      ----     ----
Convertible Preferred Stock.............................       --     6,244    4,873
Common Stock options....................................    2,880     2,537    1,997
Convertible Preferred Stock warrants....................       --        18       18
Common Stock warrants...................................      815     1,588    1,042
Common Stock subject to repurchase......................      689     1,118    1,740
                                                            -----    ------    -----
                                                            4,384    11,505    9,670
                                                            =====    ======    =====

SEGMENT INFORMATION

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it operates in only one geographic area, the United States and one operating segment by which the chief operating decision-maker evaluates performance and allocates resources.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The primary differences between net loss and comprehensive loss, for the Company, is due to the unrealized gains on available-for-sale securities. Comprehensive loss did not vary materially from the reported net loss for the years ended December 31, 1998 and 1997. Comprehensive loss for the year ended December 31, 1999 was $17,746,000.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently nor does it intend in the future to use derivative instruments and therefore does not expect that the adoption of SFAS No. 133 will have any impact on its financial position or results of operations.

NOTE 3 -- RELATED PARTY TRANSACTIONS

REVENUES AND COSTS

     The Company has entered into various agreements with certain holders of the Company's Common Stock. These agreements consist primarily of royalties derived from the sale of Wink enabled products, non-recurring engineering services and costs related to deployments. Revenues and related costs of revenues together with deferred revenues and accounts receivable from these related parties are separately disclosed in the statement of operations and balance sheet. In the third and fourth quarters of 1999, the Company paid $750,000 to a holder of Common Stock in connection with a research and development agreement for the period from July 1, 1999 through July 31, 2000. Of this amount, $375,000 is separately disclosed in the balance sheet as prepaid expenses -- related party and will be amortized ratably over six months starting in January 2000, and $375,000 is included in research and development expense in the statement of operations for the year ended December 31, 1999.

     In December 1999 the Company paid $951,000 to a Common Stockholder in relation to a development agreement. The payment was for equipment and services related to a future deployment. For the months from October to December 1999 the Company also capitalized and accrued $333,000 related to matching development funds for the same agreement. Both amounts are included in other long-term assets -- related party on the balance sheet. The amounts will begin to be amortized upon the launch of the Wink-enhanced service provided by the related-party in the year 2000 and will be amortized over the remaining life of the contract, which is approximately 40 months.

NOTES RECEIVABLE FROM STOCKHOLDERS

     At December 31, 1999 and 1998, the Company held notes receivable from officers totaling $2.8 million and $1.0 million, respectively, representing amounts owed to the Company from the purchase of restricted Common Stock subject to repurchase by the Company. These full recourse notes bear interest at a rate of 6.4% per annum. Interest and the principal are due ten years from the execution of the notes, starting in December 2006. (See Note 7 to the consolidated financial statements.)

NOTE 4 -- BALANCE SHEET COMPONENTS

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1999       1998
                                                                ----       ----
                                                                 (IN THOUSANDS)
Accounts receivable -- third parties, net:
  Accounts receivable -- third parties.....................    $   459    $   187
  Less allowance for doubtful accounts.....................        (30)        --
                                                               -------    -------
                                                               $   429    $   187
                                                               =======    =======
Prepaid expenses and other current assets:
  Interest receivable -- short-term investments............    $ 1,187    $   128
  Other....................................................        350        173
                                                               -------    -------
                                                               $ 1,537    $   301
                                                               =======    =======

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1999       1998
                                                                ----       ----
                                                                 (IN THOUSANDS)
Property and equipment, net:
  Computer equipment.......................................    $ 3,134    $ 1,521
  Office furniture and equipment...........................        759        575
  Leasehold improvements...................................        358        358
  Purchased internal-use software..........................        992      1,009
                                                               -------    -------
                                                                 5,243      3,463
  Less accumulated depreciation and amortization...........     (2,705)    (1,701)
                                                               -------    -------
                                                               $ 2,538    $ 1,762
                                                               =======    =======
Other assets -- related party:
  Equipment costs..........................................    $   951    $    --
  Prepaid matching development funds.......................        333         --
                                                               -------    -------
  Interest receivable, stockholder notes receivable........        209        107
                                                               -------    -------
                                                               $ 1,493    $   107
                                                               =======    =======

     Assets acquired under capital lease obligations are included in property and equipment and totaled $1.4 million at December 31, 1999 and 1998. Related accumulated depreciation and amortization was $1.4 million and $1.0 million at December 31, 1999 and 1998, respectively.

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1999      1998
                                                                 ----      ----
                                                                 (IN THOUSANDS)
Accrued expenses:
  Compensation and benefits.................................    $1,921    $1,083
  Development fees -- related party.........................       333        --
  Other.....................................................       382       160
                                                                ------    ------
                                                                $2,636    $1,243
                                                                ======    ======

NOTE 5 -- CONTRACT TERMINATION AGREEMENT

     In May 1999, the Company and a third party executed an agreement that terminated a development and license agreement dated April 1998. Under this termination agreement, the third party paid the Company $1,112,000. Of this amount, $1,000,000 was included in other income. The remaining $112,000 related to a non-recurring engineering agreement and was included in services revenues from third parties during the year ended December 31, 1999. The Company has no material remaining obligations under these agreements.

NOTE 6 -- INCOME TAXES

     No current provision or benefit for federal or state income taxes has been recorded for the years ended December 31, 1999, 1998 and 1997, as the Company has incurred net operating losses and has no carryback potential.

     At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $39.0 million and $33.0 million available to reduce future taxable income, which will begin to expire in 2012 for federal and 2002 for state tax purposes, respectively. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited as the company has incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Net deferred tax assets are composed of the following:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1999        1998
                                                               ----        ----
                                                                (IN THOUSANDS)
Net operating loss carryforwards.........................    $ 15,296    $ 10,700
Deferred revenues........................................         404         700
Reserves and accruals....................................         515         100
Depreciation and amortization............................         143          --
Credits..................................................         729          --
Capitalized research and development.....................         306          --
                                                             --------    --------
Gross deferred tax assets................................      17,393      11,500
Deferred tax asset valuation allowance...................     (17,393)    (11,500)
                                                             --------    --------
Net deferred tax assets..................................    $     --    $     --
                                                             ========    ========

     Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. The valuation allowance increased by $5.9 million from December 31, 1998 to December 31, 1999. The valuation allowance increased by $5.0 million from December 31, 1997 to December 31, 1998.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases its main office facilities under a noncancelable operating sublease that expires in January 2000. The Company renewed the sublease in December 1999 and obtained additional space in the same building as its existing space. This sublease expires in September 2004. Under the terms of the sublease, the Company is required to pay property taxes, insurance and normal maintenance costs. The Company also leases certain equipment under operating and capital lease obligations.

     Future minimum lease payments under noncancelable operating and capital leases are as follows at December 31, 1999:

                                                                OPERATING    CAPITAL
YEAR ENDING DECEMBER 31,                                         LEASES      LEASES
------------------------                                        ---------    -------
                                                                   (IN THOUSANDS)
  2000......................................................     $1,251       $ 387
  2001......................................................      1,370          --
  2002......................................................      1,395          --
  2003......................................................      1,145          --
  2004......................................................        885          --
                                                                 ------       -----
                                                                 $6,046         387
                                                                 ======
Less amount representing interest...........................                    (22)
                                                                              -----
Present value of capital lease obligations..................                    365
Less current portion........................................                   (365)
                                                                              -----
Long-term portion...........................................                  $  --
                                                                              =====

     The Company recognizes rent expense on a straight-line basis over the life of the lease period and had accrued rent expense at December 31, 1999 and 1998 of $6,000 and $72,000, respectively. Rent expense on noncancelable operating leases for the years ended December 31, 1999, 1998 and 1997, totaled $758,000, $714,000 and $694,000, respectively.

REVENUE SHARING, GUARANTEES AND OTHER COMMITMENTS

     The Company has entered into a number of agreements with cable operators, direct broadcast satellite operators ("DBS operators") and certain other market participants to share with these entities a portion of revenues, if any, the Company generates from viewer responses to Wink Enhanced Broadcasting. To date, no transaction fee revenue has been recognized from the Wink Response Network.

     For certain cable and DBS operators, related parties of the Company, the Company has also provided a minimum revenue guarantee if the operator makes a minimum volume commitment for Wink Engines deployed. If these minimum volume requirements are met, and Wink Enhanced Broadcasting fails to generate sufficient revenue to meet the guaranteed amount per Wink subscriber, the Company is obligated to pay the difference between the guaranteed amount and the amount earned by the operator. If no amounts are earned by the operators and the minimum deployment levels are achieved, the aggregate three year revenue guarantee based on contracts in place on December 31, 1999 totaled approximately $8,317,000.

     In May 1999, the Company entered into a 10 year definitive software distribution agreement with Microsoft Corporation (the "distributor"), a related party, that entitles the distributor to share a portion of revenues, if any, the Company generates from viewer responses to Wink Enhanced Broadcasting on Microsoft-controlled Wink-enabled devices. The Company has also provided a minimum revenue guarantee ranging from $2 to $4 per year, per Microsoft-controlled Wink-enabled device. If such devices are enabled by Microsoft and Wink Enhanced Broadcasting fails to generate sufficient revenue to meet the guaranteed amount per Wink subscriber, the Company is obligated to pay the difference between the guaranteed amount and the amount earned by the distributor. Such costs, if and when incurred, shall be recorded as sales and marketing expense. The agreement does not provide for a minimum level of deployments, and accordingly, the Company is unable to reasonably estimate the amounts, if any, that could become payable under this agreement. As of December 31, 1999, the service related to this contract has not been launched.

     In addition, the Company has provided a minimum revenue guarantee to one cable industry participant totaling $2.50 over 18 months for each deployment of a Wink-enabled device. The master agreement does not provide for a minimum level of deployments, and accordingly, the Company is unable to reasonably estimate the amounts, if any, that could become payable under this master agreement. In November of 1998, the Company entered into a operator system addendum to the master agreement that provided for a minimum level of deployments and revenue guarantee of $3.50 over 18 months. If no amounts are earned by the system operator and the minimum deployment level is achieved, the aggregate revenue guarantee based on the addendum in place on December 31, 1999 is $263,000.

     The Company has also agreed to provide marketing development funds to certain cable and digital broadcast satellite operators, contingent upon the commercial launch of Wink enhanced broadcasting. The Company has agreed to provide development funds at the rate of $1.00 per subscriber with a guaranteed minimum of $1,000,000 to a major digital broadcast satellite provider. Additional marketing development and networking equipment funds committed to in contractual agreements with cable and direct broadcast system operators total approximately $495,000 and $5,389,000 at December 31, 1998 and December 31, 1999, respectively. Marketing development fund costs, if and when incurred, shall be recorded as sales and marketing expense.

LEGAL PROCEEDING

     In 1998, a patent claim arising in the ordinary course of business, seeking monetary damages and other relief was filed against the Company. In 1999, a suit was filed against the Company by a radio distribution company claiming certain federal trademark infringements. Both suits are pending as of December 31, 1999.

     In both cases, the amount of liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 8 -- STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company is authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. At December 31, 1999, there were 5,000,000 shares of Preferred Stock authorized for issuance, and no shares issued or outstanding.

CONVERTIBLE PREFERRED STOCK

     Convertible Preferred Stock prior to the initial public offering at August 19, 1999 was composed of the following, (in thousands):

                                          SHARES                      GROSS      LIQUIDATION
                                        AUTHORIZED    OUTSTANDING    PROCEEDS       VALUE
                                        ----------    -----------    --------    -----------
Series A............................       1,250         1,250       $  2,000     $  2,000
Series B............................       2,251         2,234          8,936        8,936
Series C............................       4,500         4,322         34,576       34,576
Series D............................       5,000         4,958         59,500       59,500
                                          ------        ------       --------     --------
                                          13,001        12,764       $105,012     $105,012
                                          ======        ======       ========     ========

     On August 24, 1999, the Company completed its initial public offering of Common Stock. At that time, all issued and outstanding shares of the Company's Series A, Series B, Series C and Series D Convertible Preferred Stock were converted into an aggregate of 12,764,333 shares of Common Stock.

SERIES D CONVERTIBLE PREFERRED STOCK FINANCING

     In June 1999, the Company sold an aggregate of 3,698,333 shares of Series D Convertible Preferred Stock at $12.00 per share for gross proceeds totaling $44,380,000.

CONVERTIBLE PROMISSORY NOTE

     In May 1999, the Company issued a convertible promissory note to Microsoft Corporation in exchange for cash totaling $15,120,000. The convertible promissory note was convertible, at the discretion of the holder, into 1,260,000 shares of the Company's Series D Convertible Preferred Stock at $12.00 per share. The convertible promissory note accrued interest at 10 percent, per annum. In July 1999, Microsoft Corporation exercised its right to exchange the convertible promissory note for 1,260,000 shares of the Company's Series D Convertible Preferred Stock.

COMMON STOCK

REPURCHASE RIGHTS

     In May 1999, the Company entered into an employment agreement with a member of management. In connection with this employment agreement, the Company sold to the officer 250,000 shares of Common Stock at a price of $8.00 per share in exchange for a full-recourse, ten-year $2,000,000 promissory note. The note bears interest at a rate of 6.40% per annum. The Company has the right to repurchase the shares at the original issuance cost of $8.00 per share. These repurchase rights lapse progressively over a four-year period. In connection with the sale of these shares, the Company recognized unearned compensation totaling $1,000,000, which is being amortized over the four-year vesting period.

     At December 31, 1999, the Company had the right to repurchase the unvested portion of 3,063,000 shares of Common Stock sold to certain key employees at a weighted average price of $0.90 per share. In the event the Company is acquired by or merged into another company prior to full vesting of the shares subject to repurchase rights, the key employees automatically vest in 50% of any unvested shares. The Common Stock repurchase rights reside solely with the Company. At December 31, 1999 and 1998, a cumulative total of 461,000 and 831,000 shares were subject to repurchase rights of the Company, respectively.

EMPLOYEE BONUS

     In June 1999, the Company issued an aggregate of 50,000 shares of Common Stock to employees as incentive bonuses. The fair value of these shares of Common Stock on the issuance date totaled $600,000 and was recognized as sales and marketing expense, as there were no remaining performance obligations on behalf of the holders.

RESERVED SHARES

     At December 31, 1999, the Company had reserved 7,980,000, 1,675,000 and 250,000 shares of Common Stock to for future issuance for the exercise of options under the stock opinion plans, exercise of warrants outstanding and issuance of shares under the employee stock purchase plan, respectively.

WARRANTS

     In April 1997, the Company granted a fully exercisable warrant to purchase Common Stock to certain holders of Series C Convertible Preferred Stock providing business development services. The warrant enabled the holders to purchase 75,000 shares of Common Stock at $0.80 per share. The warrant and related services had an immaterial fair value on the date of grant. The warrant was exercised in August 1999 immediately prior to the initial public offering.

     In June 1997, the Company granted a fully exercisable warrant to purchase Common Stock in connection with the issuance of Series C Convertible Preferred Stock. The warrant enables the holders to purchase 525,000 shares of Common Stock at $8.00 per share and expires in June 2009. The estimated fair value of the warrant totaled $142,000 and is included in additional paid-in capital. At December 31, 1999 the warrant had not been exercised.

     In June 1997, the Company granted a warrant to purchase Common Stock to a broadcasting company that agreed to use its reasonable best efforts to develop and air Wink-enhanced programming over an approximate 18 month period. The broadcasting company is affiliated with a holder of the Company's Common Stock. The warrant enables the holder to purchase 375,000 shares of Common Stock at $8.00 per share and expires in June 2009. On the date of grant, the warrant was exercisable with respect to 75,000 shares (the "fixed shares") and was exercisable with respect to the remaining 300,000 shares (the "variable shares") contingent upon the completion of specified future performance obligations of the broadcasting company. The grant date fair value of the warrant relating to the fixed shares totaled $20,000, which was charged to sales and marketing expense in the year ending December 31, 1997. The fair value of the warrant relating to the variable shares on December 31, 1997, totaled $726,000. Of this amount, $220,000 was recognized as sales and marketing expense during the year ended December 31, 1997. On February 1, 1998, the Company amended the terms of the warrant to eliminate any future performance obligation of the broadcasting company. The fair value of the warrant relating to the variable shares on the date the performance obligation was eliminated had not changed from the estimated fair value on December 31, 1997. Accordingly, the unamortized value of the warrant totaling $506,000 was recognized as sales and marketing expense during the year ended December 31, 1998 over the period in which the Company received benefits from the broadcaster's services. At December 31, 1999 the warrant had not been exercised.

     In November 1997, the Company granted a fully exercisable warrant to purchase Common Stock to a company providing business development services. The warrant enabled the holder to purchase 38,200 shares of Common Stock at $4.00 per share. The warrant and related services had an immaterial fair value on the date of grant. The warrant was exercised in August 1999 immediately prior to the initial public offering.

     In January 1998, the Company granted a fully exercisable warrant to purchase Common Stock in connection with the issuance of Series C Convertible Preferred Stock. The warrant enabled the holder to purchase 50,000 shares of Common Stock at $0.80 per share. The estimated fair value of the warrant totaled $226,000 and is included in additional paid-in capital. The warrant was exercised in August 1999 immediately prior to the initial public offering.

     In August 1998, the Company granted a fully exercisable warrant to purchase Common Stock to a holder of Series C Convertible Preferred Stock providing consulting services. The warrant enables the holder to purchase 25,000 shares of Common Stock at $8.00 per share and expires in August 2003. The estimated fair value of the warrant totaled $135,000 and is included in sales and marketing expense in the year ended December 31, 1998. At December 31, 1999 the warrant had not been exercised.

     In December 1998, the Company granted a warrant to purchase Common Stock to a cable operator company that is a holder of Common Stock as consideration for the future deployment of Wink-enabled technology to at least 200,000 households. The warrant enables the holder to purchase 250,000 shares of Common Stock at either $12.00 or $16.00 per share, contingent upon achieving the deployment criteria and the timing of such achievement. In the event the $12.00 exercise price is earned, the warrant will expire in January 2004. In the event the $16.00 exercise price is earned, the warrant will expire in January 2005. At December 31, 1999 and 1998, the lowest aggregate fair value of the warrant totaled approximately $13,915,000 and $1,218,000, respectively. This amount will be remeasured at each reporting date until the deployment of Wink-enabled technology to the specified number of cable subscribers is achieved. When and if it becomes probable that the performance criteria will be achieved, the Company will record the then fair value associated with the units meeting the performance criteria as a charge to sales and marketing expense.

     In February 1999, the Company granted a fully exercisable warrant to purchase Common Stock to a company affiliated with a broadcasting company as an incentive for signing a definitive software licensing agreement with the broadcasting company. The warrant enabled the holder to purchase 200,000 shares of Common Stock at $12.00 per share. The fair value of the warrant on the measurement date totaled $1,220,000 and was recognized as sales and marketing expense in 1999 as there was no remaining performance obligation on behalf of the warrant holder and no significant license revenues are expected to be derived from the agreements. The warrant expired unexercised upon the initial public offering in August 1999.

     In March 1999, the Company granted a fully exercisable warrant to purchase Common Stock to a separate broadcasting company as an incentive for signing a definitive software licensing agreement. The warrant enabled the holder to purchase 125,000 shares of Common Stock at $12.00 per share. The fair value of the warrant on the measurement date totaled $760,000 and was recognized as sales and marketing expense in the year ended December 31, 1999 as there was no remaining performance obligation on behalf of the warrant holder and no significant license revenues are expected to be derived from the agreement. The warrant was exercised in August 1999 immediately prior to the initial public offering.

     In May 1999, the Company granted a fully exercisable warrant to purchase Common Stock to Microsoft Corporation in connection with a 10 year definitive software distribution agreement. The warrant enables the holder to purchase 500,000 shares of Common Stock at $12.00 per share, subject to adjustment, and expires in May 2004. The fair value of the warrant on the measurement date totaled $4,050,000. During 1999, amortization recognized as sales and marketing expense totaled $473,000 and the remaining $3,577,000 will be recognized as sales and marketing expense ratably over the remainder of the ten year term of the agreement. Due to the possibility of rapid technological change and the high level of competition in the Company's industry, there is a possibility that the estimated period of benefit from this arrangement may ultimately be less than the contractual term of ten years. In the event that future events or transactions reduce or eliminate the period of future benefit, the then unamortized value of the warrant will be recognized as a charge to sales and marketing expense either over the remaining period of benefit or immediately at the time of such change, as applicable. At December 31, 1999 the warrant had not been exercised.

     In July 1999, the Company granted a fully exercisable warrant to purchase Common Stock to a broadcasting company as an incentive for signing a definitive software licensing agreement and to promote the development of Wink-enhanced programming. The warrant enabled the holder to purchase 75,000 shares of Common Stock at $12.00 per share. The fair value of the warrant on the measurement date totaled $734,000 and was recognized as sales and marketing expense during the year ended December 31, 1999, as there was no remaining performance obligation on behalf of the warrant holder and no significant license revenues are expected to be derived from the agreement. The warrant was exercised in August 1999 immediately prior to the initial public offering.

OTHER

     Through December 31, 1999, no dividends on the Convertible Preferred, Preferred or Common Stock have been declared by the Board of Directors.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

     The 1994 Stock Plan (the "1994 Plan"), as amended, provides for the issuance of up to 7,000,000 shares of Common Stock in connection with incentive stock option awards granted to employees and directors and nonstatutory stock option awards granted to employees, directors and consultants to the Company. Stock purchase rights may also be granted under the 1994 Plan. In June 1999, the Board of Directors adopted and in August 1999 the Company's stockholders approved, the 1999 Stock Plan (the "1999 Plan"). The 1999 Plan became effective on the date of the initial public offering. The 1999 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for grants to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. A total of 2,500,000 shares of Common Stock have been reserved for issuance pursuant to the 1999 Plan. The amount reserved under the Plan will automatically increase at the end of each year by the lesser of (1) 1,000,000 shares, (2) 4% of outstanding shares on such date or (3) a lesser amount determined by the Board of Directors.

     Under the 1994 Plan and 1999 Plan (collectively "the Plans"), options must be issued at prices not less than 100 percent and 85 percent, for incentive and non-statutory options, respectively, of the estimated fair value of the Common Stock on the date of grant and are exercisable for periods not exceeding ten years from the date of grant. Options granted to stockholders who own greater than 10 percent of the outstanding stock at the time of grant are exercisable for periods not exceeding five years from the date of grant and must be issued at prices not less than 110 percent of the estimated fair value at the date of grant. Options granted under the Plans generally vest ratably over four years following the date of grant, although the Board of Directors may issue options that vest over a period up to five years. The Company has certain repurchase rights and rights of first refusal on shares purchased under the Plans.

     In June 1999, the 1999 Director Option Plan (the "Director Plan") was adopted by the Board of Directors and became effective on the date of the Company's initial public offering. The Director Plan provides for the automatic grant of a nonstatutory option to purchase 40,000 shares of Common Stock to each new non-employee director who becomes a director after the date of the Company's initial public offering on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 40,000 shares on the fourth anniversary of the date of grant of his or her last option if he or she served on the Board of Directors continuously during such period. A total of 250,000 shares of Common Stock have been reserved for issuance pursuant to the Director Plan.

     During the years ended December 31, 1999, 1998, and 1997, the Company recognized unearned compensation totaling $6.6 million, $600,000, and $700,000, respectively, with respect to certain stock option grants and sales of restricted stock to employees. These expenses are generally being amortized over the respective four-year vesting periods. Amortization of unearned compensation totaled $1.7 million, $615,000 and $215,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and has been allocated to operating costs and expenses based upon the primary activity of the applicable employees or services performed.

     Prior to the Company's initial public offering, the fair value of each option grant was determined using the minimum value method prescribed by SFAS No. 123. Subsequent to the offering, the fair value was determined using the Black-Scholes model stipulated by SFAS No. 123. The effect of compensation cost on net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 is as follows, (in thousands, except per share amounts):

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1999        1998       1997
                                                       ----        ----       ----
Net loss:
  As reported....................................    $(18,224)   $(14,036)   $(9,166)
  Pro forma......................................    $(18,772)   $(14,342)   $(9,235)
Basic and diluted net loss per share:
  As reported....................................    $  (1.06)   $  (1.57)   $ (1.25)
  Pro forma......................................    $  (1.09)   $  (1.60)   $ (1.26)

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during 1999, 1998, and 1997 was $8.12, $1.23, and $.67, per option, respectively. Under SFAS No. 123, the minimum fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. This model requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                      1999         1998         1997
                                                      ----         ----         ----
Expected lives, in years..........................       5            5            5
Risk free interest rates..........................    5.40%        5.00%        6.30%
Dividend yield....................................    0.00%        0.00%        0.00%
Expected volatility...............................      14%        0.00%        0.00%

     The following table summarizes information about stock option transactions under the Plans:

                                                                   YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------
                                                       1999                  1998                  1997
                                                ------------------    ------------------    ------------------
                                                          WEIGHTED              WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE               AVERAGE
                                                          EXERCISE              EXERCISE              EXERCISE
                                                SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                ------    --------    ------    --------    ------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Outstanding at beginning of
  Period....................................    2,813      $2.90      2,122      $1.06      1,759      $0.23
Granted.....................................    2,264      11.87      1,092       5.66      1,099       1.82
Exercised...................................     (461)      1.23       (287)      0.62       (537)      0.13
Canceled....................................     (539)      5.72       (114)      2.59       (199)      0.44
                                                -----                 -----                 -----
Outstanding at end of period................    4,077       7.74      2,813       2.90      2,122       1.06
                                                -----                 -----                 -----
Options vested at period end................    1,211                   971                   289
                                                -----                 -----                 -----

     The following table summarizes information about stock options outstanding at December 31, 1999:

                          OPTIONS OUTSTANDING             OPTIONS VESTED
                  ------------------------------------   -----------------
                                 WEIGHTED
                                  AVERAGE     WEIGHTED            WEIGHTED
                                 REMAINING    AVERAGE             AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL   EXERCISE   NUMBER   EXERCISE
EXERCISE PRICES   OUTSTANDING      LIFE        PRICE     VESTED    PRICE
---------------   -----------   -----------   --------   ------   --------
                     (IN THOUSANDS, EXCEPT YEARS AND PER SHARE AMOUNTS)
$0.01 -- $0.25         162       5.7 years     $0.10       161     $0.10
 0.40 -- 0.80          450            6.87      0.49       352      0.48
 1.00 -- 2.00          348            7.54      1.41       214      1.38
 4.00 -- 6.00          862            8.10      4.95       426      4.72
     8.00            1,665            9.24      8.00        50      8.00
     12.00             412            9.51     12.00         8     12.00
     33.50              70            9.83     33.50        --        --
42.25 -- 45.25          31            9.89     44.77        --        --
     59.50              77           10.00     59.50        --        --
                     -----                               -----
                     4,077            8.51     $7.74     1,211     $2.47
                     =====                               =====

1999 EMPLOYEE STOCK PURCHASE PLAN

     In June 1999, the 1999 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors. The Purchase Plan became effective on the date of the initial public offering. The Purchase Plan permits participants to purchase Common Stock through payroll deductions of up to 15% of the participant's compensation, up to a maximum aggregate deduction of $21,250 for all offering periods ending in any calendar year. Each purchase period will be six months in duration and will begin on February 1 and August 1, with the exception of the first purchase period that began on August 19, 1999, the date of the initial public offering, and will end on January 31, 2000. The price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's Common Stock on the first day of the applicable offering period or on the last day of that purchase period A total of 250,000 shares of Common Stock have been reserved for issuance pursuant to the Purchase Plan. The amount reserved under the Plan will automatically increase at the end of each year by the lessor of (1) 75,000 shares, (2) 0.3% of outstanding shares on such date or (3) a lesser amount determined by the Board of Directors. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan.

401(K) PLAN

     Effective July 1996, the Company adopted the Wink Communications, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan"), which qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Service Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed 15% of their total compensation. The Company, at its discretion, may make contributions for the benefit of eligible employees. The Company made no contributions through December 31, 1999.

NOTE 10 -- SUBSEQUENT EVENTS

     In February 2000, the Company entered into an agreement under which it is expected that the Company will invest $3.0 million in the latest private financing round of a Japanese company which provides electronic commerce and response routing services for interactive television platforms. This transaction is expected to be completed in April of 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Wink Communications, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Wink Communications, Inc. and its subsidiary (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
January 27, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors may be found under the caption "Election of Directors" on page 3 of the Company's Proxy Statement dated March 31, 2000, for the Annual Meeting of Stockholders to be held May 2, 2000 (the "Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information in the Proxy Statement set forth under the captions "Executive Officer Compensation" on pages 12 through 14 and "Report of the Compensation Committee of the Board of Directors" on pages 16 to 17 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Beneficial Security Ownership of Stockholders, Directors, and Management and Certain Beneficial Owners" on page 10 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" on page 14 to 15 of the Proxy Statement is incorporated herein by reference. The information in Notes to Consolidated Financial Statements on page 37 of is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

     The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 1999.

     (c) Exhibit Listing

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1      Amended and Restated Articles of Incorporation of the
             Registrant's California predecessor.(1)
  3.2      Certificate of Incorporation of the Registrant.(1)
  3.3      Form of Amended and Restated Certificate of Incorporation of
             the Registrant.(1)
  3.4      Second Amended and Restated Certificate of Incorporation of
             the Registrant to be filed following the closing of the
             offering.(1)
  3.5      Bylaws of the Registrant.(1)
  4.2      Fourth Investor Rights Agreement dated as of June 30, 1999 between the Registrant and the individuals and entities
             listed in the exhibit thereto.(1)
 10.1      Form of Indemnification Agreement between the Registrant and each of its officers and directors.(1)
 10.2      1994 Stock Plan and form of agreement thereunder.(1)
 10.3      1999 Stock Plan and form of agreement thereunder.(1)
 10.4      1999 Director Stock Option Plan and form of agreement
             thereunder.(1)
 10.5      1999 Employee Stock Purchase Plan and form of agreement
             thereunder.(1)
 10.6      Charter Programmer Affiliation Agreement dated February 23,
             1999 between the Registrant and ABC, Inc.(1)
 10.7      Charter Programmer Affiliation Agreement dated March 23,
             1999 between the Registrant and CBS Corporation.(1)
 10.8      Equity Side Letter dated March 23, 1999 between the
             Registrant and CBS Corporation and warrant issued to CBS
             Corporation dated March 23, 1999.(1)
 10.9      Letter Agreement dated June 3, 1997 between the Registrant and NBC Multimedia, Inc. dba NBC Interactive Media.(1)
 10.10     Cable Affiliation Agreement dated October 8, 1997 between
             the Registrant and Charter Communications, Inc., as
             amended on March 16, 1998 and March 12, 1999.(1)
 10.11     Cable Affiliation Agreement dated December 10, 1998 between the Registrant and Comcast Programming.(1)
 10.12     Cable Affiliation Agreement dated January 15, 1999 between the Registrant and Coxcom, Inc. d/b/a Cox Communications
             Palos Verdes.(1)
 10.13     Master Affiliation Agreement dated December 22, 1998 between the Registrant and DIRECTV, Inc., as amended on December
             22, 1998.(1)
 10.14     Master Cable Affiliation Agreement dated September 23, 1998 between the Registrant and Time Warner Cable.(1)
 10.15     Development and License Agreement dated June 8, 1995 between the Registrant and General Instrument Corporation of
             Delaware, as amended on January 24, 1997 and August 18,
             1997.(1)
 10.16     Development and License Agreement dated January 15, 1996
             between the Registrant and Scientific-Atlanta, Inc., as
             amended on January 27, 1998.(1)
 10.17     Application Server License Agreement dated September 30,
             1997 between the Registrant and Toshiba Corporation, as
             amended on September 30, 1997 and December 31, 1998.(1)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.18     Engine License Agreement dated September 30, 1997 between
             the Registrant and Toshiba Corporation, as amended on
             September 30, 1997 and December 31, 1998.(1)
 10.19     Engine License Agreement dated October 6, 1997 between the
             Registrant and Toshiba America Consumer Products, Inc.(1)
 10.20     ATVEF Adapter License Agreement dated November 9, 1998
             between the Registrant and INTEL Corporation.(1)
 10.21     Development and License Agreement dated May 17, 1999 between the Registrant and Thomson Consumer Electronics, Inc.(1)
 10.22     Personnel Services Agreement dated November 10, 1997 between
             GE Information Services, Inc. and the Registrant.(1)
 10.23     Letter Agreement dated September 10, 1998 between Registrant and General Electric Capital Corporation.(1)
 10.24     Agreement dated January 1, 1999 between Registrant and
             Satellite Services, Inc.(1)
 10.25     Master Service Agreement dated June 8, 1998 between the
             Registrant and Softbank Services Group.(1)
 10.26     System Addendum dated November 25, 1998 between the
             Registrant and Time Warner Cable of New York City.(1)
 10.27     Agreement of Development of Demonstration Software dated
             January 25, 1999 between the Registrant and Toshiba
             Corporation.(1)
 10.28     Equity Side Letter dated February 23, 1999 between the
             Registrant and The Walt Disney Company.(1)
 10.29     Agreement dated May 25, 1999 between the Registrant and
             Microsoft Corporation.(1)
 10.30     Sublease by and between Computer Associates International,
             Inc. and the Registrant dated November 28, 1995, as
             amended on March 21, 1996.(1)
 10.31     Loan Agreement dated as of September 18, 1996 between the
             Registrant and Venture Lending & Leasing, Inc.(1)
 10.32     Warrant issued to GE Capital Corporation dated June 18,
             1997.(1)
 10.33     Amended and Restated Warrant issued to NBC Multimedia, Inc.
             dated June 18, 1997.(1)
 10.34     Warrant issued to Venture Lending and Leasing, Inc. dated
             September 18, 1996.(1)
 10.35     Warrant issued to GE Capital Corporation dated August 27,
             1998.(1)
 10.36     Warrant Issuance Agreement dated November 30, 1998 between the Registrant and Vulcan Ventures Incorporated and
             warrants issued to Vulcan Ventures Incorporated.(1)
 10.37     Warrant issued to The Walt Disney Company dated February 25,
             1999.(1)
 10.38     Restricted Stock Purchase Agreement dated December 2, 1996 between the Registrant and Mary Agnes Wilderotter.(1)
 10.39     Restricted Stock Purchase Agreement dated January 15, 1998 between the Registrant and Mary Agnes Wilderotter.(1)
 10.40     Restricted Stock Purchase Agreement dated May 17, 1999
             between the Registrant and Howard Schrott.(1)
 10.41     Employment Letter from the Registrant to Mary Agnes
             Wilderotter dated October 21, 1996.(1)
 10.42     Employment Letter from the Registrant to Howard L. Schrott dated May 6, 1999.(1)
 10.43     Second Amendment to Master Affiliation Agreement dated June
             28, 1999 between Registrant and DIRECTV, Inc.(1)
 10.44     Warrant issued to Microsoft Corporation dated May 30,
             1999.(1)
 10.45     Information Services Agreement effective May 1, 1998 between the Registrant and GE Information Services, Inc.(1)
 10.46     Warrant issued to Fox Broadcasting Company dated July 26,
             1999.(1)
 21.1      List of Subsidiaries.
 23.1      Consent of PricewaterhouseCoopers LLP.
 27.1      Financial Data Schedule.

-------------------------
(1) Incorporated by reference to Registration Statement 333-80221 on Form S-1/A dated August 18, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of
Alameda, State of California, on this   day of March 2000.

                                          WINK COMMUNICATIONS, INC.

                                          By:                  *
                                            ------------------------------------
                                            Name: Mary Agnes Wilderotter
                                            Title: President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mary Agnes Wilderotter and Howard L. Schrott, his or her attorneys-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated on March   , 2000:

                SIGNATURE                                              TITLE
                ---------                                              -----

                                              President and Chief Executive Officer; Director
------------------------------------------    (principal executive officer)
          Mary Agnes Wilderotter

                                              Chief Financial Officer; Senior Vice President
------------------------------------------    (principal financial officer and principal accounting
            Howard L. Schrott                 officer)

                                              Chairman of the Board of Directors and Chief Technical
------------------------------------------    Officer
            Brian P. Dougherty

                                              Director
------------------------------------------
            Bruce W. Dunlevie

                                              Director
------------------------------------------
            Hidetaka Yamamoto

                                              Director
------------------------------------------
             F. Philip Handy

                                              Director
------------------------------------------
              Jeffrey Coats

                                              Director
------------------------------------------
             William Schleyer

                                              Director
------------------------------------------
              Michael Fuchs

                                              Director
------------------------------------------
               Lawton Fitt