Form 10-Q
period 2000-03-31
WINK COMMUNICATIONS INC
filed 2000-05-15
CIK 1062157

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

                  For the Quarterly Period Ended March 31, 2000

                                       or

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM      TO

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


                           1001 MARINA VILLAGE PARKWAY
                            ALAMEDA, CALIFORNIA 94501
                                 (510) 337-2950
                                  WWW.WINK.COM

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

    The number of shares of the issuer's Common Stock outstanding as of April 30, 2000 was 30,826,618

================================================================================

                                      INDEX

                                                                                     PAGE
                                                                                     ----
                     PART I FINANCIAL INFORMATION
           Item 1.   Financial Statements
                     Condensed Consolidated Balance Sheet.......................       3
                     Condensed Consolidated Statement of Operations.............       4
                     Condensed Consolidated Statement of Cash Flows.............       5
                     Notes to Condensed Consolidated Financial Statements ......       6

           Item 2.   Management's Discussion and Analysis of Financial
                     Conditions and Results of Operations.......................       9
                     Risk Factors...............................................      13
           Item 3.   Quantitative and Qualitative Disclosures about Market
                     Risk.......................................................      14

                     PART II OTHER INFORMATION
           Item 1.   Legal Proceedings..........................................      15
           Item 2.   Changes in Securities......................................      15
           Item 3.   Defaults Upon Senior Securities............................      15
           Item 4.   Submission of Matters to a Vote of Security Holders........      15
           Item 5.   Other Information..........................................      16
           Item 6.   Exhibits and Reports on Form 8-K...........................      16

           Signatures...........................................................      16

                            WINK COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                            ASSETS                                 MARCH 31,      DECEMBER 31,
                                                                                     2000            1999
                                                                                ---------------  -------------
                                                                                   (UNAUDITED)
                 Current Assets:
                    Cash and cash equivalents ................................     $  51,115      $  58,032
                    Short-term investments ...................................        91,485         91,167
                    Accounts receivable - related parties ....................           200             61
                    Accounts receivable - third parties, net .................           261            429
                    Prepaid expenses - related parties .......................           188            375
                    Prepaid expenses and other current assets ................         1,686          1,537
                                                                                   ---------      ---------
                      Total current assets ...................................       144,935        151,601
                 Property and equipment, net .................................         3,175          2,538
                 Other assets - related parties ..............................         1,493          1,493
                 Other assets ................................................         1,572            177
                                                                                   ---------      ---------
                                                                                   $ 151,175      $ 155,809
                                                                                   =========      =========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

                 Current liabilities:
                    Accounts payable .........................................     $   1,149      $   2,070
                    Accrued expenses .........................................         2,258          2,636
                    Deferred revenue - related parties .......................           125            200
                    Deferred revenue - third parties .........................         1,031          1,119
                    Current portion of capital lease obligations .............           255            365
                                                                                   ---------      ---------
                      Total current liabilities ..............................         4,818          6,390
                                                                                   ---------      ---------


                 Stockholders' Equity:
                    Preferred Stock, $0.001 par value: 5,000 shares
                      authorized; 0 shares issued and outstanding.............             -              -
                    Common Stock, $0.001 par value; 100,000 shares authorized;
                      30,768 and 30,017 shares issued and outstanding ........            31             30
                    Additional paid-in capital ...............................       212,124        210,601
                    Stockholders' notes receivable ...........................        (2,499)        (2,749)
                    Unearned compensation ....................................        (8,807)        (9,458)
                    Accumulated deficit ......................................       (54,957)       (49,483)
                    Accumulated other comprehensive loss .....................           465            478
                                                                                   ---------      ---------
                      Total stockholders' equity .............................       146,357        149,419
                                                                                   ---------      ---------
                                                                                   $ 151,175      $ 155,809
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

                            WINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  --------------------------
                                                                      2000           1999
                                                                  -----------    -----------
               Revenues:
                  Licenses - related parties ...............       $    123       $     71
                  Licenses - third parties .................            274             89
                  Services - related parties ...............            129            179
                                                                   --------       --------
                      Total revenues .......................            526            339
                                                                   --------       --------

               Costs and expenses:
                  Costs of services - related parties ......             34             90
                  Costs of licenses - third parties ........             16             --
                  Research and development .................          3,902          1,957
                  Sales and marketing ......................          2,360          3,131
                  General and administrative ...............          1,361            873
                                                                   --------       --------
                      Total costs and expenses .............          7,673          6,051
                                                                   --------       --------
               Loss from operations ........................         (7,147)        (5,712)
               Interest and other income ...................          1,685            242
               Interest expense ............................            (12)           (27)
                                                                   --------       --------

               Net loss ....................................       $ (5,474)      $ (5,497)
                                                                   ========       ========

               Net loss per share:
                    Basic and diluted ......................       $  (0.18)      $  (0.55)
                    Weighted average shares outstanding.....         29,919          9,906





     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                          ----------------------
                                                            2000        1999
Cash flows from operating activities:
  Net loss .........................................     $ (5,474)     $ (5,497)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization ...............          327           239
       Stock-based costs and expenses ..............          653         2,056
       Net loss of equity investment ...............            5             -
       Changes in assets and liabilities:
          Accounts receivable -- related parties ...         (139)           52
          Accounts receivable-- third parties ......          168            85
          Prepaid expenses-- related parties .......          187             -
          Prepaid expenses and other current
            assets .................................         (149)           66
          Other assets .............................            -           (26)
          Accounts payable .........................         (921)         (177)
          Accrued expenses .........................         (378)         (608)
          Deferred revenues-- related parties ......          (75)           17
          Deferred revenues-- third parties ........          (88)           17
                                                         --------      --------
Net cash used in operating activities ..............       (5,884)       (3,776)
                                                         --------      --------

Cash flows from investing activities:
  Net (purchases) proceeds of short-term
    investments ....................................         (318)        1,446
  Purchase of non-public equity securities .........       (1,400)            -
  Property and equipment purchases .................         (964)         (275)
                                                         --------      --------
Net cash (used in) provided by investing
  activities .......................................       (2,682)        1,171
                                                         --------      --------
Cash flows from financing activities:
  Proceeds from Common Stock issuances .............        1,509           102
  Proceeds from stockholder note receivable ........          250             -
  Principal payments on capital lease obligations ..         (110)          (95)
                                                         --------      --------

Net cash provided by financing activities ..........        1,649             7
                                                         --------      --------

Net decrease in cash and cash equivalents ..........       (6,917)       (2,598)
Cash and cash equivalents at beginning of
  Period ...........................................       58,032        16,892
                                                         --------      --------
Cash and cash equivalents at end of period .........     $ 51,115      $ 14,294
                                                         ========      ========

Supplemental cash flow information:
  Cash paid for interest ...........................     $     12      $     27
                                                         ========      ========


     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Wink Communications, Inc. (the "Company") was incorporated in California on October 7, 1994 and reincorporated in Delaware on August 12, 1999. The Company offers an enhanced television broadcasting system that adds interactivity and electronic commerce opportunities to traditional television programming and advertising.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of such information. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed March 30, 2000. The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of results to be expected for the full year or any other period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Wink Japan, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Cash Equivalents and Short-Term Investments

Cash and cash equivalents represent cash and highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

The Company classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Company recognizes gains and losses when securities are sold using the specific identification method. For the quarters ended March 31, 2000 and 1999, the Company did not recognize any material realized gains or losses upon the sale of securities.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                Three Months Ended
                                                                     March 31,
                                                              -----------------------
                                                                2000          1999
               Numerator:
                  Net loss ..............................     $ (5,474)     $ (5,497)
                                                              ========      ========
               Denominator:
                  Weighted average shares ...............       30,317        10,556
                  Weighted average unvested common shares
                    subject to repurchase ...............         (398)         (650)
                                                              --------      --------
                Denominator for basic and diluted .......       29,919         9,906
                                                              ========      ========
               Net loss per share:
                  Basic and diluted .....................     $  (0.18)     $  (0.55)
                                                              ========      ========


NOTE 3 - STOCK WARRANT

In December 1998, the Company granted warrants to purchase Common Stock to a cable operator company that is also a holder of Common Stock, as consideration for the future deployment of Wink-enabled technology to at least 200,000 households. The warrants enables the holder to purchase 250,000 shares of Common Stock at either $12.00 or $16.00 per share, contingent upon achieving the deployment criteria and the timing of such achievement. In the event the $12.00 exercise price is earned, the warrant will expire in January 2004. In the event the $16.00 exercise price is earned, the warrant will expire in January 2005. At December 31, 1999, the lowest aggregate fair value of the warrants totaled $13,915,000. At March 31, 2000, the lowest aggregate fair value of the warrants totaled $7,378,000. This amount will be remeasured at each reporting date until the deployment of Wink-enabled technology to the specified number of cable subscribers is achieved. When and if it becomes probable that the performance criteria will be achieved, the Company will record the then fair value associated with the units meeting the performance criteria as a charge to sales and marketing expense.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The primary difference between net loss and comprehensive loss, for the Company, is due to the unrealized gains on available-for-sale securities. Comprehensive loss did not vary materially from the reported net loss for the three months ended March 31, 1999. Comprehensive loss for the three months ended March 31, 2000 was $5,487,000 as compared to a reported net loss of $5,474,000.

NOTE 5 - INVESTMENT IN NON-PUBLIC COMPANY

In February 2000, the Company entered into a development agreement with a non-public technology company to create certain software products for personal computers that use Wink technology. Contemporaneously with the execution of the development agreement, Wink and the technology company executed a stock purchase agreement whereas Wink purchased $1,400,000 in non-marketable securities for a 19.9% interest in the company and the right for a board of director's seat. The investment is accounted for using the equity method. Wink's share of the company's net loss was not material for the period ending March 31, 2000 nor is it expected to have a material impact on the financial position or results of operations in the future.

NOTE 6 - SUBSEQUENT EVENTS

In February 2000, the Company entered into an agreement under which it invested in the latest private financing round of a Japanese company which provides electronic commerce and response routing services for interactive television platforms. This transaction was completed in April 2000 and the Company invested $2.9 million for a 14% interest in the company and a voting member seat of the management committee. The Company anticipates that the investment will be accounted for using the equity accounting method due to significant influence in the Japanese company. The Company does not expect that the equity accounting treatment will have a material impact on the financial position or results of operations.

In April 2000, the Company granted a fully exercisable warrant to purchase Common Stock to a marketing consulting company in connection with a five year consulting agreement. The warrant enables the holder to purchase 100,000 shares at $33.38 per share and expires in April of 2005. The fair value of the warrant on the measurement date totaled $1,579,000. The amount will be amortized to sales and marketing expense ratably over the five-year term of the agreement. The warrant has not been exercised as of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar importance are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties that are difficult to predict. Therefore, our actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Risk Factors" and other risks detailed from time to time in reports filed with the Securities and Exchange Commission. In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed on March 30, 2000.

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

    Revenues. Through March 31, 2000, our revenues were derived from license fees relating to the Wink Engine, Wink Studio and Wink Broadcast Server software, non-recurring engineering services under agreements to port the Wink Engine software to various televisions and set-top boxes, charter advertising fees and service fees relating to software installation and post-installation customer support. We recognize software license revenues relating to the Wink Engine on a "sell-through" basis upon notification of shipment of Wink-enabled products by the original equipment manufacturer. License fees from Wink Studio and Wink Broadcast Server software are recognized ratably over the term of the subscription license agreement. Non-recurring engineering services are recognized using the percentage of completion method using labor hours as a measure of progress towards completion. Fees from installation services and post-installation customer support fees are recognized ratably over the term of the agreement. Fees received in advance of revenue recognition are included on the balance sheet as deferred revenue.

    Our business plan is to derive the primary portion of our future revenues from the Wink Response Network by charging transaction fees to advertisers and merchants for each information request or purchase order obtained from viewers who respond to Wink Enhanced Broadcasting. The Wink Response Network was activated on a limited basis in the second half of 1998. However, no transaction fee revenue has been recognized to date. All advertising agreements in place as of March 2000 provide for a flat fee to be paid to us without any transaction fees. These fees are recognized ratably over the life of the agreement, generally one year.

    We may also derive revenue in the future from sales of products by Wink through our dedicated interactive channels. Additionally, we expect that in future periods revenues may result from the license of the Wink Server Studio application. This application is being licensed to customers under monthly subscription fee arrangements with terms ranging from one to five years and with periodic fee increases based upon changes in the Consumer Price Index and other events. Revenues derived from such arrangements will be recognized ratably over the term of the subscription license agreement. We do not expect that non-recurring engineering services will represent a significant component of future revenues.

    We have incurred net losses since inception and, at March 31, 2000, had an accumulated deficit of approximately $55.0 million. We may never achieve favorable operating results or profitability.

    Cost of Services and Licenses. Cost of services is composed primarily of direct engineering labor and materials associated with our arrangements to provide non-recurring engineering services. Cost of licenses includes royalty payments for third party software utilized in equipment at deployment sites. In future periods, cost of services is also expected to include costs of providing installation services and the costs of operating the Wink Response Network, including processing and telecommunication costs.

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

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES

    Total revenues increased 55% to $526,000 for the three months ended March 31, 2000, compared to $339,000 for the three months ended March 31, 1999. The increase resulted primarily from a significant increase in license revenue of $237,000 or 148%. The increase in license revenue included increases in Wink Engine royalties, from both related and third parties, due to increased shipments of Wink-enabled televisions and set-top boxes, as well an increase in Wink Studio and Wink Broadcast Server license fees from charter advertisers and programmers. These license revenue increases were partially offset by a decrease in service revenues - related parties resulting from a decrease in non-recurring engineering revenues, offset by consulting revenue from engineering work done with a related party. During the three months ended March 31, 2000, transactions with General Instrument, Toshiba, and Matsutshita Electric accounted for 19%, 17% and 12% of our total revenues, respectively.

COSTS AND EXPENSES

    Total costs and expenses increased 27% to $7.7 million for the three months ended March 31, 2000, compared to $6.1 million for the three months ended March 31, 1999. The increase was primarily a result of additional operating costs associated with the development, testing and deployment of Wink Engine software, the Wink Broadcast Server software and the Wink Response Network, as well as increased research and development expenses, sales and marketing expenses and general and administrative expenses to support anticipated future growth. These increases were offset by a decrease in non-cash charges for stock compensation and warrant amortization, which decreased $1.4 million or 68% from the same period in the prior year, due to warrants issued in the first quarter of 1999 with related compensation expense of approximately $2.0. We believe that costs and expenses will continue to increase as we expand our operations and sales and marketing efforts.

    Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows:

                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                -------------------------
                                                   2000         1999
                                                ----------     ----------
                 Research and development ....  $  129,000     $   26,000
                 Sales and marketing .........     332,000      2,004,000
                 General and administrative...     192,000         26,000
                                                ----------     ----------
                                                $  653,000     $2,056,000
                                                ==========     ==========

    Cost of Services and Licenses. Cost of services decreased 44% to $50,000 for the three months ended March 31, 2000 from $90,000 for the three months ended March 31, 1999, primarily reflecting the decrease in recognition of non-recurring engineering expenses related to the performance of such services.

    Research and Development. Research and development expense increased 99% to $3.9 million for the three months ended March 31, 2000, from $2.0 million for the three months ended March 31, 1999, as additional engineering and operations personnel costs were incurred to support increased product deployment activities and our expanded activities. The increase also reflects additional stock compensation amortization costs.

    Sales and Marketing. Sales and marketing expense, excluding non-cash charges for stock compensation and warrant amortization, increased 80% to $2.0 million for the three months ended March 31, 2000, from $1.1 million for the three months ended March 31, 1999. The increase was due to increases in personnel and advertising costs to support our expanded activities. This increase was offset by a $1.7 million decrease in non-cash charges for stock compensation and warrant amortization related to sales and marketing, $332,000 for the three months ended March 31, 2000 compared to $2.0 million for the three months ended March 31, 1999. The decrease in stock compensation expense from the same period in 1999 is related to two fully exercisable warrants for Common Stock issued to broadcasting companies with related compensation expense of $2.0 million in the period ended March 31,1999.

    General and Administrative. General and administrative expense increased 56% to $1.4 million for the three months ended March 31, 2000, from $873,000 for the three months ended March 31, 1999. The increase was related to the hiring of administrative and executive personnel to support anticipated future growth, increased legal fees related to a patent infringement case and non-cash charges for stock compensation and amortization.

    Interest and Other Income, Net of Interest Expense. Net interest and other income increased 678% to $1.7 million for the three months ended March 31, 2000, from $215,000 for the three months ended March 31, 2000. This increase was due to interest earned on increases in the average cash and investment balances from the sale of Common Stock in our initial public offering and Convertible Preferred Stock sold in a private financing as well as lower interest expense associated with borrowings under the Company's lease financing facility.

    Income Taxes. We have not generated taxable income since inception and, as a result, the provision for income taxes consists solely of the Delaware and California minimum franchise taxes that are included in general and administrative expenses. At March 31, 2000, we had federal net operating loss carryforwards of approximately $43.5 million available to reduce future taxable income. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited as the Company has incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.


LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our activities largely through the sale of equity securities and through proceeds from capital lease financing. As of March 31, 2000, we have raised $104.5 million through the sale of our Convertible Preferred Stock. In August 1999, we raised net proceeds of $77.3 million from the initial public offering of Common Stock. We had $142.6 million of cash, cash equivalents and short-term investments at March 31, 2000.

    Net cash used in operating activities totaled $5.9 million and $3.8 million for the three months ended March 31, 2000 and 1999, respectively, primarily as a result of our net losses.

    Net cash used in investing activities totaled $2.7 million for the three months ended March 31, 2000, and was attributable to the investment in a non-public technology company of $1.4 million, the acquisition of $964,000 of property and equipment and the net purchases of short-term investments of $318,000. For the three months ended March 31, 1999, net cash provided by investing activities was $1.2 million and was attributable to the net proceeds from short-term investment maturities of $1.4 million, which was partially offset by acquisition of $275,000 of property and equipment.

    Net cash provided by financing activities for the three months ended March 31, 2000 was $1.6 million, consisting of $1.5 million in proceeds from issuance of Common Stock under our employee stock option and purchase plans and the repayment of a stockholder note balance of $250,000. These proceeds were partially offset by capital lease obligation principal payments of $110,000. For the three months ended March 31, 1999, net cash provided by financing activities was $7,000, consisting primarily of proceeds from Common Stock issued under the our stock option plan of $102,000, offset by capital lease obligation principal payments of $95,000.

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

    In February 2000, we entered into an agreement under which we invested in the latest private financing round of a Japanese company which provides electronic commerce and response routing services for interactive television platforms. This transaction was completed in April 2000 and we invested $2.9 million.

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

YEAR 2000 COMPLIANCE

    To date our systems and software have not experienced any material disruption due to the onset of the Year 2000, and we have completed our Year 2000 preparedness activities and have not incurred any significant expenses to date. However, we cannot assure that we will not experience disruptions in the future as a consequence of Year 2000 issues. We cannot quantify the amount of our potential exposure, but do not believe it to be material.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock options awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.


RISK FACTORS

WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES

    We have a limited operating history, which makes the prediction of future results difficult. We have incurred significant net losses since inception and, at March 31, 2000, had an accumulated deficit of $55.0 million. To date, we have recognized minimal revenue, and our ability to generate revenue is subject to substantial uncertainty. In addition, we currently intend to incur substantial operating expenses to fund additional technological development, sales, marketing, transaction processing and general activities. We expect that our total operating expenses for the year ended December 31, 2000 will be $40.0 to $45.0 million.

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

OUR BUSINESS IS DEPENDENT UPON CONTENT PROVIDERS, DISTRIBUTORS AND CONSUMERS EMBRACING THE WINK TECHNOLOGY

    Since our business plan is premised upon receiving the primary portion of our revenue directly from advertisers and merchants, our business could be adversely affected if advertisers and merchants do not create and use Wink-enhanced advertising. Additionally, if Wink Enhanced Broadcasting is not broadly accepted by cable and direct broadcast satellite system operators, our business plan will not succeed. These operators may choose not to implement Wink Enhanced Broadcasting for a variety of reasons. Our success will depend heavily upon broad acceptance of Wink Enhanced Broadcasting by television viewers. If significant numbers of viewers do not request information or purchase goods and services in response to Wink-enhanced programming and advertising, advertisers and merchants are likely to terminate their use of Wink-enhanced advertising or never adopt Wink Enhanced Broadcasting. Viewers may not react favorably to Wink Enhanced Broadcasting for various reasons, including they may feel it is too complex or they may be concerned about security or privacy issues.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE SENSITIVITY. Our exposure to market risk for interest rate changes relates primarily to our short-term investment portfolio. We had no derivative financial instruments as of March 31, 2000 or December 31, 1999. We invest our marketable securities in accordance with our investment policy and maintain our portfolio in the form of managed investment accounts comprised of money market accounts, corporate bonds and government bonds and notes. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The primary objective of our portfolio is to maintain proper liquidity to meet the operating needs of the business. Our policy specifies credit quality standards for the investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average maximum maturity of the portfolio is based on the Lehman 1-3 index.

    Our holdings are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 50 basis points from levels as of March 31, 2000, we believe the fair value of the portfolio would decline by an immaterial amount.

    FOREIGN CURRENCY EXCHANGE RISK. The principal portion of our business is in the United States. Additionally, contracts we have entered into with companies headquartered in foreign countries have been denominated in US dollars. Accordingly, we believe we are not subject to exposure from adverse movements in foreign currency exchange rates. We may be subject to exposure in the future from our Japanese subsidiary, which to date has not recognized any revenues or expenses.

PART II.
OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
    None

ITEM 2. CHANGES IN SECURITIES

    On August 18, 1999, we commenced the initial public offering ("IPO") of 5,462,500 shares of common stock (including 200,000 shares sold by existing stockholders and the underwriter's over-allotment option of 712,500 shares) at $16.00 per share pursuant to a registration statement (No. 333-80221) (the "Initial Registration Statement") and a related registration statement (333-85531) filed pursuant to Rule 462(b) of the Securities Act. The Initial Registration Statement was declared effective by the Securities and Exchange Commission on August 18, 1999. The offering has been terminated and all shares have been sold. The aggregate gross proceeds from the offering were $84.2 million for the shares sold by the Company and $3.2 million for the shares sold by the selling stockholders. The managing underwriters for the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and Bear, Stearns & Co. Inc.

    We incurred the following expenses in connection with the offering: underwriters' discounts and commissions of $5,894,000 and approximately $1.0 million in other expenses, for total expenses of approximately $6,894,000. After deducting expenses of the offering, we received net offering proceeds of $77.3 million.

    We have used, and continue to expect to use, the proceeds from the offering for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. Pending such uses, we have invested the net proceeds of the IPO in interest-bearing securities that management considers to be credit worthy.

    No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% of more of any class of our equity securities, or to any of our affiliates, [except that approximately $3,500 of expenses from the offering was paid in connection with certain legal fees incurred by the two selling stockholders, who are both directors and officers of the Company.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At 9:00 a.m. on May 2, 2000, the Company held its Annual Shareholders Meeting at the at the Waterfront Plaza Hotel located at Ten Washington Street, Oakland, California. The propositions voted upon at the meeting were the (1) election of four members of the Board of Directors and (2) the ratification of the independent auditors. Only stockholders of record at the close of business on March 6, 2000 were entitled to vote at the Annual Meeting or by proxy. There were 22,866,647 shares present or represented by proxy at the meeting, representing a quorum. The results are as follows:



                                                    Shares Voted
                                   --------------------------------------------------
                                       For       Against        Abstain         Total
                                       ---       -------        -------         -----
Proposition (1)                    22,863,833      2,814                     22,866,647
Proposition (2)                    22,859,612      2,640          4,395      22,866,647



ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit 27.1 - Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WINK COMMUNICATIONS, INC.
                         (Registrant)


                         By: /s/ Howard L. Schrott
                             -------------------------------------------------
                             Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)


Date: May 15, 2000
      ------

                                  EXHIBIT INDEX

        EXHIBIT
          NO.              DESCRIPTION
        -------     -------------------------
         27.1       Financial Data Schedule.