Form 10-Q
period 2000-06-30
WINK COMMUNICATIONS INC
filed 2000-08-14
CIK 1062157

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 000-26655

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes |X| No |_|

         The number of shares of the issuer's Common Stock outstanding as of July 31, 2000 was 30,962,665.

                                      INDEX

                                                                                                                     PAGE

                          PART I FINANCIAL INFORMATION
    Item 1.               Financial Statements
                          Condensed Consolidated Balance Sheet....................................................     3
                          Condensed Consolidated Statement of Operations..........................................     4
                          Condensed Consolidated Statement of Cash Flows..........................................     5
                          Notes to Condensed Consolidated Financial Statements ...................................     6

    Item 2.               Management's Discussion and Analysis of Financial
                          Conditions and Results of Operations....................................................     9
                          Risk Factors............................................................................    16
    Item 3.               Quantitative and Qualitative Disclosures about Market Risk..............................    18

                          PART II OTHER INFORMATION
    Item 1.               Legal Proceedings.......................................................................    18
    Item 2.               Changes in Securities...................................................................    18
    Item 3.               Defaults Upon Senior Securities.........................................................    19
    Item 4.               Submission of Matters to a Vote of Security Holders.....................................    19
    Item 5.               Other Information.......................................................................    19
    Item 6.               Exhibits and Reports on Form 8-K........................................................    19

    Signatures            ........................................................................................    19

                            WINK COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     ASSETS                                              JUNE 30,            DECEMBER 31,
                                                                                           2000                  1999
                                                                                           ----                  ----
                                                                                        (UNAUDITED)

Current Assets:
   Cash and cash equivalents ...................................................    $          47,972    $        58,032
   Short-term investments ......................................................               88,542             91,167
   Accounts receivable - related parties .......................................                  619                 61
   Accounts receivable - third parties, net ....................................                  206                429
   Prepaid expenses - related parties ..........................................                    -                375
   Prepaid expenses and other current assets ...................................                1,680              1,537
                                                                                    -----------------    ---------------
      Total current assets .....................................................              139,019            151,601
Property and equipment, net ....................................................                3,650              2,538
Other assets - related parties .................................................                1,534              1,493
Other assets ...................................................................                4,404                177
                                                                                    -----------------    ---------------
                                                                                    $         148,607    $       155,809
                                                                                    =================    ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ............................................................    $           1,470    $         2,070
   Accrued expenses ............................................................                3,417              2,636
   Deferred revenue - related parties ..........................................                  194                200
   Deferred revenue - third parties ............................................                1,023              1,119
   Current portion of capital lease obligations ................................                  140                365
                                                                                    -----------------    ---------------
         Total current liabilities .............................................                6,244              6,390
                                                                                    -----------------    ---------------
Stockholders' Equity:
   Preferred Stock, $0.001 par value: 5,000 shares  authorized; 0 shares issued
      and outstanding...........................................................                    -                  -
   Common Stock, $0.001 par value; 100,000 shares authorized;
      30,919 and 30,017 shares issued and outstanding ..........................                   31                 30
   Additional paid-in capital ..................................................              238,758            210,601
   Stockholders' notes receivable ..............................................               (2,499)            (2,749)
   Unearned compensation .......................................................              (33,541)            (9,458)
   Accumulated deficit .........................................................              (61,288)           (49,483)
   Accumulated other comprehensive income.......................................                  902                478
                                                                                    -----------------    ---------------
      Total stockholders' equity ...............................................              142,363            149,419
                                                                                    -----------------    ---------------
                                                                                    $         148,607    $       155,809
                                                                                    =================    ===============

     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                            --------                      --------
                                                     2000            1999           2000              1999
                                                     ----            ----           ----              ----

Revenues:
   Licenses - related parties ..............     $     120      $        26         $      243      $        97
   Licenses - third parties ................           233              112                507              201
   Services - related parties ..............           283               19                412              198
   Services - third parties ................             -              124                  -              124
                                                 ---------        ---------        -----------      -----------
      Total revenues .......................           636              281              1,162              620
                                                 ---------        ---------        -----------      -----------
Costs and expenses:
   Costs of services - related parties. ....           121               52                155              142
   Costs of licenses - third parties .......             -               63                 16               63
   Research and development ................         4,179            2,203              8,081            4,160
   Sales and marketing .....................         2,900            1,951              5,260            5,082
   General and administrative ..............         1,721            1,040              3,082            1,913
                                                 ---------        ---------        -----------      -----------
        Total costs and expenses ...........         8,921            5,309             16,594           11,360
                                                 ---------        ---------        -----------      -----------
Loss from operations .......................        (8,285)          (5,028)          (15,432)         (10,740)
Interest and other income ..................         1,961            1,348              3,646            1,590
Interest expense ...........................            (8)             (24)              (20)             (51)
                                                 ---------        ---------        -----------      -----------
Net loss....................................     $  (6,332)       $  (3,704)       $  (11,806)      $   (9,201)
                                                 ==========       ==========       ===========      ===========
Net loss per share:
   Basic and diluted .......................     $   (0.21)       $   (0.37)       $    (0.39)      $    (0.92)
   Weighted average shares outstanding.....         30,482            9,983            30,153            9,965



     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                                     --------                         --------
                                                              2000            1999             2000             1999
                                                              ----            ----             ----             ----

Cash flows from operating activities:
   Net loss .....................................         $  (6,332)       $  (3,704)       $   (11,806)      $   (9,201)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization .............               408              200                735              439
      Stock-based costs and expenses ............               943              896              1,596            2,952
      Net loss of equity investment .............                39                -                 44                -
      Changes in assets and liabilities:
        Accounts receivable - related parties....              (419)             (12)              (558)              40
        Accounts receivable - third parties......                55              (97)               223              (12)
        Prepaid expenses - related parties ......               188             (375)               375             (375)
        Prepaid expenses & other current assets..                 6             (340)              (143)            (274)
        Other assets ............................               (41)               4                (41)             (22)
        Accounts payable ........................               321              (46)              (600)            (223)
        Accrued expenses ........................             1,159              398                781             (210)
        Deferred revenues--related parties.......                69              (38)                (6)             (21)
        Deferred revenues--third parties.........                (8)              41                (96)              58
                                                         ----------       ----------       ------------      -----------
Net cash used in operating activities............            (3,612)          (3,073)            (9,496)          (6,849)
Cash flows from investing activities:
   Net proceeds (purchases) of short-term
      investments................................             3,381          (25,667)             3,063          (24,221)
   Purchase of non-public equity securities......            (2,871)               -             (4,271)               -
   Property and equipment purchases..............              (883)            (195)            (1,847)            (470)
                                                         ----------       ----------       ------------      -----------
Net cash used in investing activities............              (373)         (25,862)            (3,055)         (24,691)
                                                         ----------       ----------       ------------      -----------
Cash flows from financing activities:
   Proceeds from Common Stock issuances..........               957               92              2,466              194
   Proceeds from stockholder's note receivable...                 -                -                250                -
   Proceeds from Convertible Preferred Stock
      issuances, net ............................                 -           44,322                  -           44,322
   Proceeds from issuance of convertible
      promissory note - related party............                 -           15,120                  -           15,120
   Principle payments on capital lease
      obligations................................              (115)             (99)              (225)            (194)
                                                         ----------       ----------       ------------      -----------
Net cash provided by financing activities........               842           59,435              2,491           59,442
Net (decrease) increase in cash and cash
    equivalents..................................            (3,143)          30,500            (10,060)          27,902
Cash and cash equivalents at beginning of
    period.......................................            51,115           14,294             58,032           16,892
                                                         ---------        ----------       ------------      -----------
Cash and cash equivalents at end of period.......         $  47,972        $  44,794        $    47,972       $   44,794
                                                         ==========       ==========       ============      ===========
Supplemental cash flow information:
   Cash paid for interest........................         $      12        $      24        $        20       $       51
                                                         ==========       ==========       ============      ===========
Supplemental noncash activities:
   Common Stock issued for stockholder note......         $       -        $   2,000        $         -       $    2,000
                                                         ==========       ==========       ============      ===========
Repurchase of Common Stock and cancellation
   of related stockholder note...................         $       -        $     245        $         -       $      245
                                                         ==========       ==========       ============      ===========

     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Wink Communications, Inc. (the "Company") was incorporated in California on October 7, 1994 and reincorporated in Delaware on August 12, 1999. The Company offers an enhanced television broadcasting system that adds interactivity and electronic commerce opportunities to traditional television programming and advertising.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of such information. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed March 30, 2000. The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of results to be expected for the full year or any other period.

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

The Company classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Company recognizes gains and losses when securities are sold using the specific identification method. For the three and six months ended June 30, 2000 and 1999, the Company did not recognize any material realized gains or losses upon the sale of securities.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):


                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                            --------                            --------
                                                     2000            1999                  2000           1999
                                                     ----            ----                  ----           ----

Numerator:
   Net Loss ................................     $  (6,332)     $   (3,704)          $   (11,806)     $     (9,201)
Denominator:
   Weighted average shares .................        30,796          10,603                30,557            10,656
   Weighted average unvested Common
      shares subject to repurchase .........          (314)           (620)                 (404)             (691)
                                                 ----------     ------------         -----------      ------------
Denominator for basic and diluted ..........        30,482           9,983                30,153             9,965
Net loss per share:
   Basic and diluted........................     $   (0.21)     $    (0.37)          $     (0.39)     $      (0.92)

NOTE 3 - STOCK WARRANTS

In December 1998, the Company granted warrants to purchase Common Stock to a cable operator company that is also a holder of Common Stock, as consideration for the future deployment of Wink-enabled technology to at least 200,000 households. The warrants enable the holder to purchase 250,000 shares of Common Stock at either $12.00 or $16.00 per share, contingent upon achieving the deployment criteria and the timing of such achievement. In the event the $12.00 exercise price is earned, the warrant will expire in January 2004. In the event the $16.00 exercise price is earned, the warrant will expire in January 2005. At December 31, 1999, the lowest aggregate fair value of the warrants totaled $13,915,000. At June 30, 2000, the lowest aggregate fair value of the warrants totaled $6,763,000. This amount will be remeasured at each reporting date until the deployment of Wink-enabled technology to the specified number of cable subscribers is achieved. When and if it becomes probable that the performance criteria will be achieved, the Company will record the then fair value associated with the units meeting the performance criteria as a charge to sales and marketing expense.

In April 2000, the Company granted a fully exercisable warrant to purchase Common Stock to a marketing consulting company in connection with a five-year consulting agreement. The warrant enables the holder to purchase 100,000 shares at $33.38 per share and expires in April 2005. The fair value of the warrant on the measurement date totaled $1,579,000. The amount will be amortized to sales and marketing expense ratably over the five-year term of the agreement. The warrant has not been exercised as of this filing.

In May 2000, the Company granted a fully exercisable warrant to purchase Common Stock to a direct broadcast satellite operator ("DBS operator") in connection with a seven-year agreement to develop, deliver and promote interactive content and Wink's viewer response services for the DBS operator's subscribers. The warrant enables the holder to purchase 1,300,000 shares at $21.75 per share and expires in May 2005. The fair value of the warrant on the measurement date totaled $24,098,000. The amount will be amortized to sales and marketing expense ratably over the seven-year term of the agreement. The warrant has not been exercised as of this filing.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. For the Company, the primary difference between net loss and comprehensive loss is due to the unrealized gains (losses) on available-for-sale securities. Comprehensive loss did not vary materially from the reported net loss for the three and six months ended June 30, 1999. Comprehensive loss for the three and six months ended June 30, 2000 was $5,895,000 as compared to a reported net loss of $6,332,000 and $11,381,000 as compared to a reported net loss of $11,806,000, respectively.

NOTE 5 - INVESTMENTS IN NON-PUBLIC COMPANIES

In February 2000, the Company entered into a development agreement with a non-public technology company to create certain software products for personal computers that use Wink technology. Contemporaneously with the execution of the development agreement, Wink and the technology company executed a stock purchase agreement whereas Wink purchased $1,400,000 in non-marketable securities for a 19.9% interest in the company and the right to a board of director's seat. The investment is accounted for using the equity method. Wink's share of the company's net loss was not material for the three and six months ending June 30, 2000, nor is it expected to have a material impact on the financial position or results of operations in the future.

In February 2000, the Company entered into an agreement under which it invested in the latest private financing round of a Japanese company which provides electronic commerce and response routing services for interactive television platforms. This transaction was completed in April 2000, and the Company invested $2.9 million for a 14% interest in the company and a voting member seat of the management committee. The Company will record the investment at cost and evaluate the recoverability of the investment periodically and adjust the value, if applicable.


NOTE 6 - SUBSEQUENT EVENT

On August 6, 1998, John L. Berman, an individual, filed suit against the Company in the U.S. District Court in the Northern District of California, alleging that Wink infringed his patents for an interactive television graphics interface and for a method and apparatus for applying overlay images. On June 27, 2000 the Company and Berman entered into a Settlement Agreement in which Berman agreed to grant the Company a non-exclusive license to operate under his patents for the life of the patents. As a result of the settlement, the lawsuit was dismissed with prejudice on June 28, 2000. On July 31, 2000 the Company and Berman entered into the final Settlement and License Agreement by which Berman granted to Wink rights, for the life of each asserted patent, to make, have made, use, offer for sale, sell or otherwise transfer current and future Wink products and also released Wink, its affiliates and all transferees and users from all claims or liability for past infringement in exchange for consideration.

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

OVERVIEW

     Wink Communications was founded in 1994 and our activities to date have consisted of:

         o developing and adapting our technology for operation in televisions and advanced analog and digital set-top boxes;

         o licensing our Wink Studio authoring tool software to major broadcast and cable networks, third-party developers and advertisers to enable them to develop Wink Enhanced Broadcasting;

         o licensing our Wink Server software to broadcast and cable networks and cable system and digital satellite broadcast
                  (DBS) operators to incorporate Wink enhancements into their television programming;

         o developing the Wink Response Network for collecting and managing responses to Wink Enhanced Broadcasting;

         o marketing the concept of Wink Enhanced Broadcasting and establishing the Wink brand; and

         o establishing relationships with and licensing our technology to key television industry participants.

     Revenues. Through June 30, 2000, our revenues were derived from license fees relating to the Wink Engine, Wink Studio and Wink Broadcast Server software, non-recurring and consulting engineering services under agreements to port the Wink Engine software to various televisions and set-top boxes, charter advertising fees and service fees relating to software installation and post-installation customer support. We recognize software license revenues relating to the Wink Engine on a "sell-through" basis upon notification of shipment of Wink-enabled products by the original equipment manufacturer. License fees from Wink Studio and Wink Broadcast Server software are recognized ratably over the term of the subscription license agreement. Non-recurring engineering services are recognized using the percentage of completion method using labor hours as a measure of progress towards completion. Engineering consulting revenues are recognized on a "time and materials" basis. Fees from installation services and post-installation customer support fees are recognized ratably over the term of the agreement. Fees received in advance of revenue recognition are included on the balance sheet as deferred revenue.

     Our business plan is to derive the primary portion of our future revenues from the Wink Response Network by charging transaction fees to advertisers and merchants for each information request or purchase order obtained from viewers who respond to Wink Enhanced Broadcasting. The Wink Response Network was activated on a limited basis in the second half of 1998, however no transaction fee revenue has been recognized to date. All advertisers utilizing the Wink Response Network as of June 30, 2000 entered into agreements that provided for a flat fee to be paid to us in lieu of transaction fees. These fees are recognized ratably over the life of the agreement, generally one year. Over the next few quarters, we intend for some of these advertiser agreements to transition from a flat fee payment structure to a transaction fee basis. We have also entered into several agreements with advertisers and merchants that will pay fees on a transaction basis and our business plan is to enter into more in the future. Although, initially the amounts will not be significant in the third quarter, we will begin to recognize transaction fee revenue in the second half of 2000.

     We may also derive revenue in the future from sales of products by Wink through our dedicated interactive channels. Additionally, we expect that in future periods revenues may result from the license of the Wink Server Studio application. This application is being licensed to customers under monthly subscription fee arrangements with terms ranging from one to five years and with periodic fee increases based upon changes in the Consumer Price Index and other events. Revenues derived from such arrangements will be recognized ratably over the term of the subscription license agreement. We do not expect that non-recurring or consulting engineering services will represent a significant component of future revenues.

     We have incurred net losses since inception and, at June 30, 2000, had an accumulated deficit of approximately $61.3 million. We may never achieve favorable operating results or profitability.

     Cost of Services and Licenses. Cost of services is composed primarily of direct engineering labor and materials associated with our arrangements to provide non-recurring and consulting engineering services. Cost of licenses includes royalty payments for third party software utilized in equipment at deployment sites. In future periods, cost of services is also expected to include costs of providing installation services and the costs of operating the Wink Response Network, including processing and telecommunication costs.

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

     Sales and Marketing. Sales and marketing expense includes salaries, non-cash charges for stock compensation and warrant amortization, consulting fees, travel-related costs, advertising expenses and allocated facilities-related expenses associated with our cable sales, consumer marketing and content departments. In future periods, sales and marketing expense is expected to increase significantly, including a substantial escalation in the portion of transaction fees shared with and guaranteed to certain television industry participants, matching development funds, costs incurred by our customer service center to register and respond to inquiries from Wink television viewers, costs of marketing materials, commercial spots and training for the launch of Wink Enhanced Broadcasting in new cable systems, as well as costs of sales performance incentives to various consumer electronics retailers to encourage them to register their customers as Wink users.

     General and Administrative. General and administrative expense includes administrative and executive personnel costs, non-cash charges for stock compensation, general and patent-related legal costs, allocated facilities-related expenses and other administrative costs. We expect general and administrative expense to increase in the future as additional personnel are hired to support anticipated growth.

RESULTS OF OPERATIONS

     Since inception, we have been engaged primarily in the development and licensing of Wink Enhanced Broadcasting. Accordingly, our historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

     Total revenues increased 126% to $636,000 for the three months ended June 30, 2000, compared to $281,000 for the three months ended June 30, 1999. The increase resulted primarily from a significant increase in license revenue of $215,000 or 156%. The increase in license revenue included increases in Wink Engine royalties, from both related and third parties, due to increased shipments of Wink-enabled televisions and set-top boxes, as well an increase in Wink Studio and Wink Broadcast Server license fees from charter advertisers and programmers. Service revenues also increased by $140,000 or 98% from the same period in the prior year, resulting from a $253,000 increase in engineering consulting revenue from a related party, offset by a $124,000 decrease in non-recurring engineering revenues to third parties. During the three months ended June 30, 2000, transactions with Microsoft and General Instrument, related parties, and Matsutshita Electric accounted for 39%, 16% and 10% of our total revenues, respectively.

COSTS AND EXPENSES

     Total costs and expenses increased 68% to $8.9 million for the three months ended June 30, 2000, compared to $5.3 million for the three months ended June 30, 1999. The increase was primarily a result of additional operating costs associated with the development, testing and deployment of Wink Engine software, the Wink Broadcast Server software and the Wink Response Network, as well as increased research and development expenses, sales and marketing expenses, general and administrative expenses to support anticipated future growth, and non-cash charges for stock compensation and warrant amortization. We believe that costs and expenses will continue to increase as we expand our operations and sales and marketing efforts.

     Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows:

                                                                                                   THREE MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                               2000             1999
                                                                                               ----             ----

         Research and development...................................................    $      129,000    $       74,000
         Sales and marketing .......................................................           622,000           743,000
         General and administrative.................................................           192,000            79,000
                                                                                        --------------    --------------
                                                                                        $      943,000    $      896,000
                                                                                        ==============    ==============


         Cost of Services and Licenses. Cost of services increased 5% to $121,000 for the three months ended June 30, 2000 from $115,000 for the three months ended June 30, 1999, reflecting the small increase in non-recurring engineering and consulting labor costs related to the performance of such services.

         Changes in gross margins from services revenues realized during the quarters ended June 30, 2000 and 1999 were primarily attributed to engineering efforts required to meet the terms of individual consulting and/or non-recurring engineering agreements. Our initial non-recurring engineering agreements yielded lower gross margins than realized on subsequent consulting and non-recurring engineering agreements. We do not expect that non-recurring or consulting engineering fees will represent a significant component of future revenues.

         Research and Development. Research and development expense increased 91% to $4.2 million for the three months ended June 30, 2000, from $2.2 million for the three months ended June 30, 1999, as additional engineering and operations personnel, consulting and telecommunication costs were incurred to support increased product deployment activities and our expanded engineering and research activities. The increase also reflects additional stock compensation amortization costs.

         Sales and Marketing. Sales and marketing expense, excluding non-cash charges for stock compensation and warrant amortization, increased 92% to $2.3 million for the three months ended June 30, 2000, from $1.2 million for the three months ended June 30, 1999. The increase was due to increases in personnel and advertising costs to support our expanded activities. This increase was offset by a $121,000 decrease in non-cash charges for stock compensation and warrant amortization related to sales and marketing, $622,000 for the three months ended June 30, 2000 compared to $743,000 for the three months ended June 30, 1999.

    In April 2000, we granted to a management consulting firm a fully exercisable warrant to purchase 100,000 shares of Common Stock at $33.38 per share in connection with the signing of a five-year agreement to provide consulting services. The fair value of this warrant on the measurement date totaled $1.6 million, was recognized as a component of stockholders' equity and is being amortized as a sales and marketing expense over the estimated period of benefit of five years. During the quarter ended June 30, 2000, amortization recognized totaled $79,000. The warrant has not been exercised as of the date of this filing.

    In May 2000, we granted to a DBS operator a fully exercisable warrant to purchase 1.3 million shares of Common Stock at $21.75 per share in connection with the signing of a seven-year agreement. The fair value of this warrant on the measurement date totaled $24.1 million, was recognized as a component of stockholders' equity and is being amortized as a sales and marketing expense over the estimated period of benefit of seven years. During the quarter ended June 30, 2000, amortization recognized totaled $312,000. The warrant has not been exercised as of the date of this filing.

        General and Administrative. General and administrative expense increased 70% to $1.7 million for the three months ended June 30, 2000, from $1.0 million for the three months ended June 30, 1999. The increase was related to the hiring of administrative and executive personnel to support anticipated future growth, increased legal fees and costs related to a patent infringement case and non-cash charges for stock compensation and amortization.

         Interest and Other Income, Net of Interest Expense. Net interest and other income increased 54% to $2.0 million for the three months ended June 30, 2000, from $1.3 million for the three months ended June 30, 2000. This increase was mostly due to a $1.7 million increase from the prior period in interest earned on larger average cash and short-term investment balances from the sale of Common Stock in our initial public offering and Convertible Preferred Stock sold in a private financing as well as lower interest expense associated with borrowings under the Company's lease financing facility. The 1999 balance included the recognition of other income totaling $1.0 million resulting from a termination agreement with a third party customer for cancellation of a development and license agreement. Under this termination agreement, the third party paid us $1.1 million. Of this amount, $1.0 million was included in other income. The remaining amount related to a non-recurring engineering agreement and was included in services revenues from third parties during the quarter ended June 30, 1999. We have no material remaining obligations under these agreements.

         Income Taxes. We have not generated taxable income since inception and, as a result, the provision for income taxes consists solely of the Delaware and California minimum franchise taxes that are included in general and administrative expenses. At June 30, 2000, we had federal net operating loss carryforwards of approximately $50 million available to reduce future taxable income. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited as the Company has incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

     Total revenues increased 94% to $1.2 million for the six months ended June 30, 2000, compared to $620,000 for the six months ended June 30, 1999. The increase resulted primarily from a significant rise in license revenue of $452,000 or 152%. The increase in license revenue included increases in Wink Engine royalties, from both related and third parties, due to increased shipments of Wink-enabled televisions and set-top boxes, as well an increase in Wink Studio and Wink Broadcast Server license fees from charter advertisers and programmers. Service revenues also increased by $90,000 or 28% from the same period in the prior year resulting from an increase in engineering consulting revenue of $300,000 from a related party, offset by a decrease in non-recurring engineering revenues to related and third parties of $210,000. During the six months ended June 30, 2000, transactions with Microsoft, General Instrument and Toshiba, related parties, and Matsutshita Electric accounted for 26%, 17%, 11% and 11% of our total revenues, respectively.

COSTS AND EXPENSES

     Total costs and expenses increased 46% to $16.6 million for the six months ended June 30, 2000, compared to $11.4 million for the six months ended June 30, 1999. The increase was primarily a result of additional operating costs associated with the development, testing and deployment of Wink Engine software, the Wink Broadcast Server software and the Wink Response Network, as well as increased research and development expenses, sales and marketing expenses and general and administrative expenses to support anticipated future growth. These increases were offset by a decrease in non-cash charges for stock compensation and warrant amortization, which decreased $1.4 million or 46% from the same period in the prior year, due to warrants and stock bonuses issued in the first six months of 1999 with related compensation expense of approximately $2.6 million. We believe that costs and expenses will continue to increase as we expand our operations and sales and marketing efforts.

     Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows:

                                                                                                    SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                        --------------------------------
                                                                                               2000             1999
                                                                                               ----             ----
         Research and development...................................................    $      259,000    $      100,000
         Sales and marketing .......................................................           953,000         2,747,000
         General and administrative.................................................           384,000           105,000
                                                                                        --------------    --------------
                                                                                        $    1,596,000    $    2,952,000
                                                                                        ==============    ==============


         Cost of Services and Licenses. Cost of services and licenses decreased 17% to $171,000 for the six months ended June 30, 2000 from $205,000 for the six months ended June 30, 1999, primarily reflecting a decrease of $164,000 in non-recurring engineering labor costs related to the performance of such services, offset by an increase of $117,000 in engineering labor costs related to a consulting project with a related party.

         Changes in gross margins from services revenues realized during the six months ended June 30, 2000 and 1999 were primarily attributed to engineering efforts required to meet the terms of individual consulting and/or non-recurring engineering agreements. Our initial non-recurring engineering agreements yielded lower gross margins than recognized on subsequent consulting and non-recurring engineering agreements. We do not expect that non-recurring or consulting engineering fees will represent a significant component of future revenues.

         Research and Development. Research and development expense increased 93% to $8.1 million for the six months ended June 30, 2000, from $4.2 million for the six months ended June 30, 1999, as additional engineering and operations personnel costs were incurred to support increased product deployment activities and our expanded research and engineering activities. The increase also reflects additional stock compensation amortization costs.

         Sales and Marketing. Sales and marketing expense, excluding non-cash charges for stock compensation and warrant amortization, increased 87% to $4.3 million for the six months ended June 30, 2000, from $2.3 million for the six months ended June 30, 1999. The increase was due to increases in personnel and advertising costs to support our expanded activities. This increase was offset by a $1.8 million decrease in non-cash charges for stock compensation and warrant amortization related to sales and marketing. The decrease in stock compensation expense from the same period in 1999 is related to two fully exercisable warrants for Common Stock issued to broadcasting companies as incentive for signing definitive software licensing agreements and to promote the development of Wink-enhanced programming during the six months ended June 30, 1999. The fair value of these warrants as of the measurement date of $2.0 million was recorded as sales and marketing expense in the period ended June 30,1999, as there were no remaining performance obligations on behalf of the holders and no significant license revenues were expected to be derived from the agreements.

         In April and May 2000, we granted to a management consulting firm and a DBS operator fully exercisable warrants to purchase 100,000 and 1.3 million shares of Common Stock at $33.38 and $21.75 per share, respectively, for a total compensation charge of $391,000 for the six months ended June 30, 2000. See a further description of the transactions above in the results of operations for the three-month period ended June 30, 2000.

         General and Administrative. General and administrative expense increased 63% to $3.1 million for the six months ended June 30, 2000, from $1.9 million for the six months ended June 30, 1999. The increase was related to the hiring of administrative and executive personnel to support anticipated future growth, increased legal fees and costs related to a patent infringement case and non-cash charges for stock compensation and amortization.

         Interest and Other Income, Net of Interest Expense. Net interest and other income increased 140% to $3.6 million for the six months ended June 30, 2000, from $1.5 million for the six months ended June 30, 1999. This increase was mostly due to a $3.1 million increase from the prior period in interest earned on larger average cash and short-term investment balances from the sale of Common Stock in our initial public offering and Convertible Preferred Stock sold in a private financing, as well as lower interest expense associated with borrowings under the Company's lease financing facility. The 1999 balance included the recognition of other income totaling $1.0 million resulting from a termination agreement with a third party customer for cancellation of a development and license agreement. See a further description of the transaction above in the results of operations for the three-month period ended June 30, 2000.

         Income Taxes. We have not generated taxable income since inception and, as a result, the provision for income taxes consists solely of the Delaware and California minimum franchise taxes that are included in general and administrative expenses. At June 30, 2000, we had federal net operating loss carryforwards of approximately $50 million available to reduce future taxable income. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited as the Company has incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our activities largely through the sale of equity securities and through proceeds from capital lease financing. As of June 30, 2000, we have raised $104.5 million through the sale of our Convertible Preferred Stock. In August 1999, we raised net proceeds of $77.3 million from the initial public offering of Common Stock. We had $136.5 million of cash, cash equivalents and short-term investments at June 30, 2000.

         Net cash used in operating activities totaled $9.5 million and $6.8 million for the six months ended June 30, 2000 and 1999, respectively, primarily as a result of our net losses.

         Net cash used in investing activities totaled $3.1 million for the six months ended June 30, 2000, and was attributable to investments in two non-public technology companies of $4.3 million and the acquisition of $1.8 million of property and equipment, offset by $3.1 million in net proceeds from short-term investments. For the six months ended June 30, 1999, net cash used in investing activities was $24.7 million and was attributable to net purchases of short-term investments of $24.2 million as a result of proceeds from our sale of Convertible Preferred Stock and a convertible promissory note and by the acquisition of $470,000 of property and equipment.

         Net cash provided by financing activities for the six months ended June 30, 2000 was $2.5 million, consisting of $2.5 million in proceeds from the issuance of Common Stock under our employee stock option and purchase plans and the repayment of a stockholder note balance of $250,000. These proceeds were partially offset by capital lease obligation principal payments of $225,000. For the six months ended June 30, 1999, net cash provided by financing activities was $59.4 million, consisting of proceeds of $44.3 million from the sale of our Convertible Preferred Stock, proceeds of $15.1 million from the issuance of a convertible promissory note to a related party, and proceeds of $194,000 from our Common Stock issued under our stock option plan, offset by capital lease obligation principal payments of $194,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock options awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

RISK FACTORS

WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES

         We have a limited operating history, which makes the prediction of future results difficult. We have incurred significant net losses since inception and, at June 30, 2000, had an accumulated deficit of $61.3 million. To date, we have recognized minimal revenue, and our ability to generate revenue is subject to substantial uncertainty. In addition, we currently intend to incur substantial operating expenses to fund additional technological development, sales, marketing, transaction processing and general activities. We expect that our total operating expenses for the year ended December 31, 2000 will be $40.0 to $45.0 million.

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

         Our future quarterly operating results may fluctuate significantly due to a number of factors related to the emerging market including:

         o the amount of transaction-processing activity through the Wink Response Network;

         o the timing and success of infrastructure upgrades necessary to support deployment by industry participants;

         o the timing of the change, if any, in the basis of our relationships with advertisers and merchants from a fixed flat fee arrangement to a fee-per-transaction arrangement; and

         o the effect of stock-based incentives provided to various industry participants.

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

         On September 15, 1999, a suit was filed in the United States District Court for the Middle District of Florida, Fort Myers Division by Fort Myers Broadcasting Company claiming certain federal trademark infringements. We believe we have a meritorious defense and plan to vigorously defend ourselves in this matter, and while the results of the litigation and claim cannot be predicted with certainty, we believe that the resolution of this matter will not have a material adverse effect on our consolidated statement of operations or on our cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Sensitivity. Our exposure to market risk for interest rate changes relates primarily to our short-term investment portfolio. We had no derivative financial instruments as of June 30, 2000 or December 31, 1999. We invest our marketable securities in accordance with our investment policy and maintain our portfolio in the form of managed investment accounts comprised of money market accounts, corporate bonds and government bonds and notes. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The primary objective of our portfolio is to maintain proper liquidity to meet the operating needs of the business. Our policy specifies credit quality standards for the investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average maximum maturity of the portfolio is based on the Lehman 1-3 index.

         Our holdings are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 50 basis points from levels as of June 30, 2000, we believe the fair value of the portfolio would decline by an immaterial amount.

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

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

         On August 6, 1998, John L. Berman, an individual, filed suit against the Company in the U.S. District Court in the Northern District of California, alleging that Wink infringed his patents for an interactive television graphics interface and for a method and apparatus for applying overlay images. On June 27, 2000 the Company and Berman entered into a Settlement Agreement in which Berman agreed to grant the Company a non-exclusive license to operate under his patents for the life of the patents. As a result of the settlement, the lawsuit was dismissed with prejudice on June 28, 2000. On July 31, 2000 the Company and Berman entered into the final Settlement and License Agreement by which Berman granted to Wink rights, for the life of each asserted patent, to make, have made, use, offer for sale, sell or otherwise transfer current and future Wink products and also released Wink, its affiliates and all transferees and users from all claims or liability for past infringement in exchange for consideration.

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

         No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% of more of any class of our equity securities, or to any of our affiliates, except that approximately $3,500 of expenses from the offering was paid in connection with certain legal fees incurred by the two selling stockholders, who are both directors and officers of the Company.

ITEM 3. Defaults upon Senior Securities

         None.

ITEM 4 Submission of Matters to a Vote of Security Holders

         None.

ITEM 5. Other Information

         None.

ITEM 6. Exhibits and Reports on Form 8-K

         Exhibit 27.1 - Financial Data Schedule


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WINK COMMUNICATIONS, INC.
                                          (Registrant)

                                          By:    /s/  HOWARD L. SCHROTT
                                                 ------------------------------------------------------
                                                 Chief  Financial  Officer  and Senior Vice President
                                                 (Principal  Financial and  Accounting Officer)

Date: August 11, 2000

                                  EXHIBIT INDEX

     EXHIBIT
        NO.                                  DESCRIPTION

        27.1              Financial Data Schedule.