Form 10-Q
period 2000-09-30
WINK COMMUNICATIONS INC
filed 2000-11-06
CIK 1062157

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes |X| No |_|

          The number of shares of the issuer's Common Stock outstanding as of October 31, 2000 was 31,092,613.

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
                  PART I FINANCIAL INFORMATION
Item 1.           Financial Statements
                  Condensed Consolidated Balance Sheets ....................................................      3
                  Condensed Consolidated Statements of Operations ..........................................      4
                  Condensed Consolidated Statements of Cash Flows ..........................................      5
                  Notes to Condensed Consolidated Financial Statements .....................................      6
Item 2.           Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations ..............................................................      9
                  Risk Factors .............................................................................     16
Item 3.           Quantitative and Qualitative Disclosures about Market Risk ...............................     18

                  PART II OTHER INFORMATION
Item 1.           Legal Proceedings ........................................................................     19
Item 2.           Changes in Securities ....................................................................     19
Item 3.           Defaults Upon Senior Securities ..........................................................     19
Item 4.           Submission of Matters to a Vote of Security Holders ......................................     19
Item 5.           Other Information ........................................................................     19
Item 6.           Exhibits and Reports on Form 8-K .........................................................     19

Signatures        ..........................................................................................     20

                            WINK COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2000               1999
                                                                              ----               ----
                                                                           (UNAUDITED)
                                    ASSETS

Current Assets:
     Cash and cash equivalents ..........................................   $  32,287          $  58,032
     Short-term investments .............................................      98,167             91,167
     Accounts receivable - related parties ..............................       1,275                 61
     Accounts receivable - third parties, net ...........................         259                429
     Prepaid expenses - related parties .................................          --                375
     Prepaid expenses and other current assets ..........................       2,650              1,537
                                                                            ---------          ---------
         Total current assets ...........................................     134,638            151,601
Property and equipment, net .............................................       4,035              2,538
Other assets - related parties ..........................................       1,574              1,493
Other assets ............................................................       4,349                177
                                                                            ---------          ---------
                                                                            $ 144,596          $ 155,809
                                                                            =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ...................................................   $   1,319          $   2,070
     Accrued expenses ...................................................       3,786              2,636
     Deferred revenue - related parties .................................         132                200
     Deferred revenue - third parties ...................................         933              1,119
     Current portion of capital lease obligations .......................          --                365
                                                                            ---------          ---------
         Total current liabilities ......................................       6,170              6,390
                                                                            ---------          ---------
Stockholders' Equity:
     Preferred Stock, $0.001 par value: 5,000 shares authorized; 0 shares issued and outstanding
     Common Stock, $0.001 par value; 100,000 shares authorized;
       31,038 and 30,017 shares issued and outstanding ..................          31                 30
     Additional paid-in capital .........................................     241,203            210,601
     Stockholders' notes receivable .....................................      (2,499)            (2,749)
     Unearned compensation ..............................................     (33,455)            (9,458)
     Accumulated deficit ................................................     (68,176)           (49,483)
     Accumulated other comprehensive income .............................       1,322                478
                                                                            ---------          ---------
         Total stockholders' equity .....................................     138,426            149,419
                                                                            ---------          ---------
                                                                            $ 144,596          $ 155,809
                                                                            =========          =========




     See accompanying notes to condensed consolidated financial statements.

                           WINK COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                     --------------------    --------------------
                                                       2000        1999        2000        1999
                                                       ----        ----        ----        ----
Revenues:
     Licenses - related parties ..................   $    132    $    195    $    375    $    292
     Licenses - third parties ....................        211         174         718         375
     Services - related parties ..................      1,096         100       1,508         298
     Services - third parties ....................          -           -           -         124
                                                     --------    --------    --------    --------
         Total revenues ..........................      1,439         469       2,601       1,089
                                                     --------    --------    --------    --------
Costs and expenses:
     Costs of services - related parties .........        384         100         539         242
     Costs of services - third parties ...........          -           -           -          63
     Costs of licenses - third parties ...........          -           -          16           -
     Research and development ....................      4,634       2,672      12,715       6,832
     Sales and marketing .........................      3,997       2,483       9,257       7,565
     General and administrative ..................      1,624       1,184       4,706       3,097
                                                     --------    --------    --------    --------
         Total costs and expenses ................     10,639       6,439      27,233      17,799
                                                     --------    --------    --------    --------
Loss from operations .............................     (9,200)     (5,970)    (24,632)    (16,710)
Interest and other income ........................      2,314       1,458       5,960       3,048
Interest expense .................................         (2)        (20)        (22)        (71)
                                                     --------    --------    --------    --------
Net loss .........................................   $ (6,888)   $ (4,532)   $(18,694)   $(13,733)
                                                     ========    ========    ========    ========
Net loss per share:
     Basic and diluted ...........................   $  (0.22)   $  (0.24)   $  (0.62)   $  (1.06)
     Weighted average shares outstanding .........     30,718      19,218      30,255      13,005





     See accompanying notes to condensed consolidated financial statements.

                           WINK COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                                         -------------            -------------
                                                                       2000        1999         2000         1999
                                                                       ----        ----         ----         ----
Cash flows from operating activities:
     Net loss ..................................................    $  (6,888)  $  (4,532)   $ (18,694)   $ (13,733)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization .........................          475         263        1,210          702
         Stock-based costs and expenses ........................        1,723       1,368        3,319        4,320
         Net loss on equity investment .........................           55           -           99            -
         Changes in assets and liabilities:
              Accounts receivable - related parties ............         (813)          8       (1,214)          48
              Accounts receivable - third parties ..............          104         115          170          103
              Prepaid expenses - related parties ...............            -         375          375            -
              Prepaid expenses & other current assets ..........         (970)       (633)      (1,113)        (907)
              Other assets .....................................          (40)        (37)         (81)         (59)
              Accounts payable .................................         (151)        331         (751)         108
              Accrued expenses .................................          369         391        1,150          181
              Deferred revenues--related parties ...............          (62)       (275)         (68)        (296)
              Deferred revenues--third parties .................          (90)       (184)        (186)        (126)
                                                                    ---------   ---------    ---------    ---------
Net cash used in operating activities ..........................       (6,288)     (2,810)     (15,784)      (9,659)
                                                                    ---------   ---------    ---------    ---------
Cash flows from investing activities:
     Net (purchases of) proceeds from short-term investments ...       (9,206)    (24,048)      (6,143)     (48,269)
     Purchase of non-public equity securities ..................            -           -       (4,271)           -
     Property and equipment purchases ..........................         (860)       (347)      (2,707)        (817)
                                                                    ---------   ---------    ---------    ---------
Net cash used in investing activities ..........................      (10,066)    (24,395)     (13,121)     (49,086)
                                                                    ---------   ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from Common Stock issuances ......................          809       5,966        3,275        6,160
     Proceeds from IPO, net ....................................            -      77,261            -       77,261
     Proceeds from stockholder's note receivable ...............            -          40          250           40
     Proceeds from Convertible Preferred Stock
       issuances, net ..........................................            -           -            -       44,322
     Proceeds from issuance of convertible
       promissory note - related party .........................            -           -            -       15,120
     Principle payments on capital lease obligations ...........         (140)       (102)        (365)        (296)
                                                                    ---------   ---------    ---------    ---------

Net cash provided by financing activities ......................          669      83,165        3,160      142,607
                                                                    ---------   ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents ...........      (15,685)     55,960      (25,745)      83,862
Cash and cash equivalents at beginning of period ...............       47,972      44,794       58,032       16,892
                                                                    ---------   ---------    ---------    ---------
Cash and cash equivalents at end of period .....................    $  32,287   $ 100,754    $  32,287    $ 100,754
                                                                    =========   =========    =========    =========
Supplemental cash flow information:
     Cash paid for interest ....................................    $       2   $      20    $      20    $      71
                                                                    =========   =========    =========    =========
Supplemental noncash activities:
     Common Stock issued for stockholder note ..................    $       -   $       -    $       -    $   2,000
                                                                    =========   =========    =========    =========
Repurchase of Common Stock and cancellation
   of related stockholder note .................................    $       -   $       -    $       -    $     245
                                                                    =========   =========    =========    =========


     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Wink Communications, Inc. (the "Company") was incorporated in California on October 7, 1994 and reincorporated in Delaware on August 12, 1999. The Company offers an enhanced television broadcasting system that adds interactivity and electronic commerce opportunities to traditional television programming and advertising.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of such information. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed March 30, 2000. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the interim period ended September 30, 2000 are not necessarily indicative of results to be expected for the full year or for any other period.

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

The Company classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Company recognizes gains and losses when securities are sold using the specific identification method. For the three and nine months ended September 30, 2000 and 1999, the Company did not recognize any material realized gains or losses upon the sale of securities.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                 -------------           -------------
                                               2000        1999        2000        1999
                                               ----        ----        ----        ----
Numerator:
     Net Loss ............................   $ (6,888)   $ (4,532)   $(18,694)   $(13,733)
Denominator:
     Weighted average shares .............     31,017      19,922      30,694      13,658
     Weighted average unvested Common
       shares subject to repurchase ......       (299)       (704)       (439)       (653)
                                             --------    --------    --------    --------
Denominator for basic and diluted ........     30,718      19,218      30,255      13,005
                                             --------    --------    --------    --------
Net loss per share:
     Basic and diluted ...................   $  (0.22)   $  (0.24)   $  (0.62)   $  (1.06)

NOTE 3 - COMMON STOCK WARRANTS AND COMMON STOCK

In December 1998, the Company granted warrants to purchase Common Stock to a cable operator company, an existing holder of Common Stock, as consideration for the future deployment of Wink-enabled technology to at least 200,000 households. The warrants enable the holder to purchase up to 250,000 shares of Common Stock at either $12.00 or $16.00 per share, contingent upon the number of units deployed, the timing of deployment and a minimum duration of service. In the event the $12.00 exercise price is earned, the warrant will expire in January 2004. In the event the $16.00 exercise price is earned, the warrant will expire in January 2005. In the quarter ended September 30, 2000, the cable operator achieved the 200,000 Wink-enabled household minimum deployment criteria, and the Company recognized the fair value of the warrants associated with the number of units deployed. The fair value of the warrants, which totalled $389,000 at September 30, 2000, will be remeasured at each reporting date until performance is completed. The fair value is recognized as sales and marketing expense ratably over the remainder of the cable affiliation agreement. Accordingly, $65,000 was recognized as a sales and marketing expense in the quarter.

In July 2000, the Company granted a fully exercisable warrant to purchase Common Stock to a non-employee individual as consideration for consulting services rendered. The warrant enables the holder to purchase 10,000 shares at $28.75 per share and expires in July 2003. The fair value of the warrant on the measurement date totaled $224,000 and was recognized as sales and marketing expense in the quarter ended September 30, 2000 as there was no remaining performance obligation on behalf of the warrant holder. The warrant has not been exercised as of the date of this filing.

In September 2000, the Company granted a fully exercisable warrant to purchase Common Stock to a cable operator company in connection with a three-year agreement to develop, deliver and promote interactive content and Wink's viewer response services for the cable operator's subscribers. The warrant enables the holder to purchase 100,000 shares at $14.63 per share and expires in September 2005. The fair value of the warrant on the measurement date totaled $1,024,000. The amount will be amortized to sales and marketing expense ratably over the three-year term of the agreement. The warrant has not been exercised as of the date of this filing.

The Company also entered into a warrant issuance agreement with this cable operator for the future deployment of Wink-enabled technology to its subscribers. In the warrant issuance agreement, the Company agrees to issue the cable operator warrants to purchase 75,000 shares in 2001 and up to 75,000 shares in 2002 provided that the cable operator completes deployments of the Wink service in at least 250,000 and 350,000 households, respectively. The exercise price for the warrants shall be equal to 90% of the average closing sale price of the Common Stock as reported on NASDAQ for the ten business days prior to December 31, 2001 and 2002, respectively. In the event the warrants are issued, the warrants will have a term of five years from the date of issuance. When and if it becomes probable that the performance criteria will be achieved, the Company will record the then fair value associated with the number of units deployed. The fair value will be remeasured until performance is complete and all conditions are known and will be recognized as a charge to sales and marketing expense over the remainder of the term of the cable affiliation agreement.

In September 2000, the Company issued unrestricted Common Stock to a marketing consulting company for market research, analysis, and strategy services rendered. The Company issued 1,778 shares and the fair value of the Common Stock on the date of issuance totaled $20,000. The fair value was recognized as a sales and marketing expense in the quarter ending September 30, 2000 as there was no remaining performance obligation on behalf of the Common Stock holder.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in equity during a period from non-owner sources. For the Company, the primary difference between net loss and comprehensive loss is due to the unrealized gains (losses) on available-for-sale securities. Comprehensive loss for the three and nine months ended September 30, 1999 was $7,743,000 as compared to a reported net loss of $4,532,000 and $16,944,000 as compared to a reported net loss of $13,733,000, respectively. Comprehensive loss for the three and nine months ended September 30, 2000 was $6,469,000 as compared to a reported net loss of $6,888,000 and $17,837,000 as compared to a reported net loss of $18,694,000, respectively.

NOTE 5 - INVESTMENTS IN NON-PUBLIC COMPANIES

In February 2000, the Company entered into a development agreement with a non-public technology company to create certain software products for personal computers that use Wink technology. Contemporaneously with the execution of the development agreement, Wink and the technology company executed a stock purchase agreement whereas Wink purchased $1,400,000 in non-marketable securities for a 19.9% interest in the company and the right to a board of director's seat. The investment is accounted for using the equity method. Wink's share of the company's net loss was not material for the three and nine months ending September 30, 2000, nor is it expected to have a material impact on the financial position or results of operations in the future.

In February 2000, the Company entered into an agreement under which it invested in the latest private financing round of a Japanese company which provides electronic commerce and response routing services for interactive television platforms. This transaction was completed in April 2000, and the Company invested $2,900,000 million for a 14% interest in the company and a voting member seat on the management committee. The Company has recorded the investment at cost and will evaluate the recoverability of the investment periodically and adjust the value, if applicable.

NOTE 6 - CONTINGENCY

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

NOTE 7 - SUBSEQUENT EVENTS

Warrants

In October 2000, the Company granted two fully exercisable warrants to purchase Common Stock to a cable operator company in connection with a three-year agreement to develop, deliver and promote interactive content and Wink's viewer response services for the cable operator's subscribers. The warrants enable the holder to purchase 1,250,000 and 200,000 shares at $12.21 per share and $25.00 per share, respectively, and expire in October 2010. The fair value of the warrants on the measurement date totaled $18,761,000. The amount will be amortized to sales and marketing expense ratably over the three-year term of the agreement. The warrant has not been exercised as of the date of this filing.

Commitments

In October 2000, the Company commenced the commercial launch of Wink Enhanced Broadcasting with one of the Company's direct broadcast satellite ("DBS") operator partners, a related party. The Company has agreed to provide marketing and technical development funds to this DBS operator, including a per set-top box fee of up to $3.50. The Company has estimated that committed payments to this DBS operator will total $10,700,000 for the quarter ending December 31, 2000, with a related charge to sales and marketing expense totaling $2,400,000 in the period ending December 31, 2000.

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

OVERVIEW

     Wink Communications was founded in 1994. Our activities to date have consisted of:

          - developing and adapting our technology for operation in televisions and advanced analog and digital set-top boxes;
          - licensing our Wink Studio authoring tool software to major broadcast and cable networks, third-party developers and advertisers to enable them to develop Wink Enhanced Broadcasting;
          - licensing our Wink Server software to broadcast and cable networks and cable system and direct broadcast satellite (DBS) operators to incorporate Wink enhancements into their television programming;
          - developing the Wink Response Network for collecting and managing responses to Wink Enhanced Broadcasting;
          - marketing the concept of Wink Enhanced Broadcasting and establishing the Wink brand; and
          - establishing relationships with and licensing our technology to key television industry participants.

     Revenues. Through September 30, 2000, our revenues were derived from license fees relating to the Wink Engine, Wink Studio and Wink Broadcast Server software, non-recurring and consulting engineering services under agreements to port and integrate the Wink Engine and Broadcast Server software to various televisions and set-top boxes, charter advertising fees and service fees relating to software installation and post-installation customer support. We recognize software license revenues relating to the Wink Engine on a "sell-through" basis upon notification of shipment of Wink-enabled products by the original equipment manufacturer. License fees from Wink Studio and Wink Broadcast Server software are recognized ratably over the term of the subscription license agreement. Non-recurring engineering services are recognized using the percentage of completion method using labor hours as a measure of progress towards completion. Engineering consulting revenues are recognized on a "time and materials" basis. Fees from installation services and post-installation customer support fees are recognized ratably over the term of the agreement. Fees received in advance of revenue recognition are included on the balance sheet as deferred revenue.

     Our business plan is to derive the primary portion of our future revenues from the Wink Response Network by charging transaction fees to advertisers and merchants for each information request or purchase order obtained from viewers who respond to Wink Enhanced Broadcasting. The Wink Response Network was activated on a limited basis in the second half of 1998, however insignificant transaction fee revenue has been recognized to date. Substantially all the advertisers utilizing the Wink Response Network as of September 30, 2000 entered into agreements that provided for a flat fee to be paid to us in lieu of transaction fees. These fees are recognized ratably over the life of the agreement, generally one year. Over the next few quarters, we intend for some of these advertiser agreements to transition from a flat fee payment structure to a transaction fee basis. We have also entered into several agreements with advertisers and merchants that will pay fees on a transaction basis and our business plan is to enter into more of these types of agreements in the future. Although, initially the amounts will not be significant in the third and fourth quarters, we have begun to recognize transaction fee revenue.

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

     We have incurred net losses since inception and, at September 30, 2000, had an accumulated deficit of approximately $68.2 million. We may never achieve favorable operating results or profitability.

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

     Sales and Marketing. Sales and marketing expense includes salaries, non-cash charges for stock compensation and warrant amortization, consulting fees, travel-related costs, advertising expenses and allocated facilities-related expenses associated with our cable sales, consumer marketing and content departments. In future periods, sales and marketing expense is expected to increase significantly, including a substantial escalation in the portion of transaction fees shared with and guaranteed to certain television industry participants, matching development funds, costs incurred by customer service centers to register and respond to inquiries from Wink television viewers, costs of marketing materials, commercial spots and training for the launch of Wink Enhanced Broadcasting in new cable systems, as well as costs of sales performance incentives to various consumer electronics retailers to encourage them to register their customers as Wink users.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

     Total revenues increased 199% to $1.4 million for the three months ended September 30, 2000, compared to $469,000 for the three months ended September 30, 1999. The increase resulted primarily from a significant increase in services provided to related parties, which increased $996,000 or 996%. This increase resulted from a $1.1 million increase in engineering consulting revenue from related parties to aid in the development and integration of Wink services on their respective platforms, offset by a $71,000 decrease in non-recurring engineering revenues to related parties. The decrease in licenses revenues of $26,000, or 7%, included decreases in Wink Engine royalties from related parties due to the expiration of contracts for older analog platforms and their related revenues, offset by increases in third-party licenses revenues from an increase in Wink Studio and Wink Broadcast Server license fees from charter advertisers and programmers. During the three months ended September 30, 2000, transactions with DirecTV and Microsoft, related parties, accounted for 52% and 23% of our total revenues, respectively.

COSTS AND EXPENSES

     Total costs and expenses increased 66% to $10.6 million for the three months ended September 30, 2000, compared to $6.4 million for the three months ended September 30, 1999. The increase was primarily a result of additional operating costs associated with the development, testing and deployment of Wink Engine software, the Wink Broadcast Server software and the Wink Response Network, as well as increased research and development expenses, sales and marketing expenses, general and administrative expenses to support anticipated future growth, and non-cash charges for stock compensation and warrant amortization. We believe that costs and expenses will continue to increase as we expand our operations and sales and marketing efforts.

     Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows:

                                                           THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                      2000              1999
                                                      ----              ----

     Research and development...............       $  129,000        $  128,000
     Sales and marketing ...................        1,402,000         1,037,000
     General and administrative.............          192,000           203,000
                                                   ----------        ----------
                                                   $1,723,000        $1,368,000
                                                   ==========        ==========

     Cost of Services and Licenses. Cost of services increased 74% to $384,000 for the three months ended September 30, 2000 from $100,000 for the three months ended September 30, 1999, reflecting the significant increase in the engineering consulting labor costs related to the performance of such services.

     Changes in gross margins from services revenues realized during the quarters ended September 30, 2000 and 1999 were primarily attributed to engineering efforts required to meet the terms of individual consulting and/or non-recurring engineering agreements. Our initial non-recurring engineering agreements yielded lower gross margins than realized on subsequent consulting and non-recurring engineering agreements. We do not expect that non-recurring or consulting engineering fees will represent a significant component of future revenues.

     Research and Development. Research and development expense increased 70% to $4.6 million for the three months ended September 30, 2000, from $2.7 million for the three months ended September 30, 1999, as additional engineering and operations personnel, consulting and telecommunication costs were incurred to support increased product deployment activities and our expanded engineering and research activities.

     Sales and Marketing. Sales and marketing expense, excluding non-cash charges for stock compensation and warrant amortization, increased 86% to $2.6 million for the three months ended September 30, 2000, from $1.4 million for the three months ended September 30, 1999. The increase was due to increases in personnel and advertising costs to support our expanded activities. Total sales and marketing also rose due to the 35% increase in non-cash charges for stock compensation and warrant amortization related to sales and marketing, $1.4 million for the three months ended September 30, 2000 compared to $1.0 million for the three months ended September 30, 1999.

     In December 1998, we granted warrants to purchase Common Stock to a cable operator company, an existing holder of Common Stock, as consideration for the future deployment of Wink-enabled technology to at least 200,000 households. The warrants enable the holder to purchase up to 250,000 shares of Common Stock at either $12.00 or $16.00 per share, contingent upon the number of units deployed, the timing of deployment and a minimum duration of service. In the event the $12.00 exercise price is earned, the warrant will expire in January 2004. In the event the $16.00 exercise price is earned, the warrant will expire in January 2005. In the quarter ended September 30, 2000, the cable operator achieved the 200,000 Wink-enabled household minimum deployment criteria, and we recognized the fair value of the warrants associated with the number of units deployed. The fair value of the warrants, which totalled $389,000 at September 30, 2000, will be remeasured at each reporting date until performance is completed. The fair value is recognized as sales and marketing expense ratably over the remainder of the cable affiliation agreement. Accordingly, $65,000 was recognized as a sales and marketing expense in the quarter.

     In July 2000, we granted a fully exercisable warrant to purchase Common Stock to a non-employee individual as consideration for consulting services rendered. The warrant enables the holder to purchase 10,000 shares at $28.75 per share and expires in July 2003. The fair value of the warrant on the measurement date totaled $224,000 and was recognized as sales and marketing expense in the quarter ending September 30 as there was no remaining performance obligation on behalf of the warrant holder. The warrant has not been exercised as of the date of this filing.

     In September 2000, we granted a fully exercisable warrant to purchase Common Stock to a cable operator company in connection with a three-year agreement to develop, deliver and promote interactive content and Wink's viewer response services for the cable operator's subscribers. The warrant enables the holder to purchase 100,000 shares at $14.63 per share and expires in September 2005. The fair value of the warrant on the measurement date totaled $1.0 million. The amount will be amortized to sales and marketing expense ratably over the three-year term of the agreement. The warrant has not been exercised as of the date of this filing.

     We also entered into a warrant issuance agreement with this cable operator for the future deployment of Wink-enabled technology to its subscribers. In the warrant issuance agreement, the Company agrees to issue the cable operator warrants to purchase 75,000 shares in 2001 and up to 75,000 shares in 2002 provided that the cable operator completes deployment of the Wink service in at least 250,000, and 350,000 households, respectively. The exercise price for the warrants shall be equal to 90% of the average closing sale price of the Common Stock as report on NASDAQ for the ten business days prior to December 31, 2001 and 2002, respectively. In the event the warrants are issued, the warrants will have a term of five years from the date of issuance. When and if it becomes probable that the performance criteria will be achieved, we will record the then fair value associated with the number of units deployed. The fair value will be remeasured until performance is complete and all conditions are known and will be recognized as a charge to marketing expense over the remainder of the term of the cable affiliation agreement.

     General and Administrative. General and administrative expense increased 33% to $1.6 million for the three months ended September 30, 2000, from $1.2 million for the three months ended September 30, 1999. The increase was related to the hiring of administrative and executive personnel to support anticipated future growth and increased legal fees and costs related to a patent infringement case.

     Interest and Other Income, Net of Interest Expense. Net interest and other income increased 64% to $2.3 million for the three months ended September 30, 2000, from $1.4 million for the three months ended September 30, 1999. This increase was mostly due to a $911,000 increase from the prior period in interest earned on larger average cash and short-term investment balances from the sale of Common Stock in our initial public offering in August 1999 as well as lower interest expense associated with borrowings under the Company's lease financing facility.

     Income Taxes. We have not generated taxable income since inception and, as a result, the provision for income taxes consists solely of the Delaware and California minimum franchise taxes that are included in general and administrative expenses. At September 30, 2000, we had federal net operating loss carryforwards of approximately $57 million available to reduce future taxable income. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited as the Company has incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

     Total revenues increased 136% to $2.6 million for the nine months ended September 30, 2000, compared to $1.1 million for the nine months ended September 30, 1999. The increase resulted primarily from a significant rise in services revenues from related parties. Services revenues, related parties, increased by $1.2 million or 406% from the same period in the prior year, resulting primarily from an increase in engineering consulting revenue of $1.4 million. The engineering consulting revenue was earned by assisting our partners in the development and implementation of the Wink service on their respective platforms. This significant increase from engineering consulting fees in the period ending September 30, 2000 in the services revenues from related parties, was offset by a decrease in non-recurring engineering fees from the period ended September 30, 1999 of $156,000. License revenues also increased $426,000 from the same period a year ago, with $343,000 or 81% of the increase in licenses revenues from third parties. The increase in licenses revenues included increases in Wink Engine royalties, from both related and third parties, due to increased shipments of Wink-enabled televisions and set-top boxes, as well an increase in Wink Studio and Wink Broadcast Server license fees from charter advertisers and programmers. The aforementioned increases were offset by a decrease in services revenues, third parties, from non-recurring engineering revenues of $124,000. During the nine months ended September 30, 2000, transactions with DirecTV and Microsoft, related parties, accounted for 29% and 24% of our total revenues, respectively.

COSTS AND EXPENSES

     Total costs and expenses increased 52% to $27.2 million for the nine months ended September 30, 2000, compared to $17.8 million for the nine months ended September 30, 1999. The increase was primarily a result of additional operating costs associated with the development, testing and deployment of Wink Engine software, the Wink Broadcast Server software and the Wink Response Network, as well as increased research and development expenses, sales and marketing expenses and general and administrative expenses to support anticipated future growth. These increases were offset by a decrease in non-cash charges for stock compensation and warrant amortization, which decreased $1.0 million or 23% from the same period in the prior year, mostly due to warrants and stock bonuses issued in the first nine months of 1999 with related compensation expense of approximately $3.6 million, compared to new warrants issued in 2000 with related stock compensation of $1.6 million, offset by higher amortization of stock compensation related to employee options and warrants in 2000. We believe that costs and expenses will continue to increase as we expand our operations and sales and marketing efforts.

     Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows:

                                                           NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                      2000              1999
                                                      ----              ----
     Research and development...............       $  388,000        $  228,000
     Sales and marketing ...................        2,355,000         3,784,000
     General and administrative.............          576,000           308,000
                                                   ----------        ----------
                                                   $3,319,000        $4,320,000
                                                   ==========        ==========

     Costs of Services and Licenses. Costs of services and licenses increased 82% to $555,000 for the nine months ended September 30, 2000 from $305,000 for the nine months ended September 30, 1999, primarily reflecting an increase of $502,000 in labor costs related to the engineering consulting projects completed for related parties. This was offset by a decrease of $267,000 in non-recurring engineering labor costs related to the performance of such services.

     Changes in gross margins from services revenues realized during the six months ended September 30, 2000 and 1999 were primarily attributed to engineering efforts required to meet the terms of individual consulting and/or non-recurring engineering agreements. Our initial non-recurring engineering agreements yielded lower gross margins than recognized on subsequent consulting and non-recurring engineering agreements. We do not expect that non-recurring or consulting engineering fees will represent a significant component of future revenues.

     Research and Development. Research and development expense increased 87% to $12.7 million for the nine months ended September 30, 2000, from $6.8 million for the nine months ended September 30, 1999, as additional engineering and operations personnel costs were incurred to support increased product deployment activities and our expanded research and engineering activities. The increase also reflects additional costs for outside consultants, depreciation on larger property and equipment used by engineering and operations, and stock compensation amortization costs.

     Sales and Marketing. Sales and marketing expense, excluding non-cash charges for stock compensation and warrant amortization, increased 82% to $6.9 million for the nine months ended September 30, 2000, from $3.8 million for the nine months ended September 30, 1999. The increase was due to increases in personnel and advertising costs to support our expanded activities. This increase was offset by a $1.4 million decrease in non-cash charges for stock compensation and warrant amortization related to sales and marketing activities. The decrease in stock compensation expense from the same period in 1999 is related to three fully exercisable warrants for Common Stock issued to broadcasting companies as incentives for signing definitive software licensing agreements and to promote the development of Wink-enhanced programming during the nine months ended September 30, 1999. The fair value of these warrants as of the measurement date of $2.7 million was recorded as sales and marketing expense in the period ended September 30,1999, as there were no remaining performance obligations on behalf of the holders and no significant license revenues were expected to be derived from the agreements.

     In April and May 2000, we granted to a management consulting firm and a DBS operator fully exercisable warrants to purchase 100,000 and 1.3 million shares of Common Stock at $33.38 and $21.75 per share, respectively, for a total compensation charge of $391,000 for the nine months ended September 30, 2000. See a further description of the aforementioned warrant transactions in the results of operations for the three-month period ended June 30, 2000 on Form 10-Q, filed August 11, 2000.

     In July and September 2000, we granted to a non-employee individual and a cable operator company fully exercisable warrants to purchase 10,000 and 100,000 shares of Common Stock at $28.75 and $14.63 per share, respectively, for a total compensation charge of $224,000 for the nine-month period ended September 30, 2000. We also entered into a warrant issuance agreement with the cable operator for the future deployment of Wink-enabled technology to its subscribers where they may earn up to 150,000 shares through 2002 if certain performance criteria are met. See further description of the warrant transactions above in the results of operations for the three-month period ended September 30, 2000.

          In December 1998, we granted warrants to purchase Common Stock to a cable operator company, an existing holder of Common Stock, as consideration for the future deployment of Wink-enabled technology to at least 200,000 households. The cable operator company met their minimum performance obligation in the quarter ended September 30, 2000 triggering a measurement date for the warrants. The minimum fair value of the warrants was determined to be $389,000 at the measurement date, of which $65,000 was recognized as a sales and marketing expense in the quarter. The fair value will be remeasured at each reporting date until the deployment of Wink-enabled technology to the specified number of cable subscribers and the duration of the deployments are achieved in 2002. See further description of the warrants transaction above in the results of operations for the three-month period ended September 30, 2000.

     General and Administrative. General and administrative expense increased 52% to $4.7 million for the nine months ended September 30, 2000, from $3.1 million for the nine months ended September 30, 1999. The increase was related to the hiring of administrative and executive personnel to support anticipated future growth, increased legal fees and costs related to a patent infringement case and non-cash charges for stock compensation and amortization.

     Interest and Other Income, Net of Interest Expense. Net interest and other income increased 97% to $5.9 million for the nine months ended September 30, 2000, from $3.0 million for the nine months ended September 30, 1999. This increase was mostly due to a $4.0 million increase from the prior period in interest earned on larger average cash and short-term investment balances from the sale of Common Stock in our initial public offering and Convertible Preferred Stock sold in a private financing, as well as lower interest expense associated with borrowings under the Company's lease financing facility. The 1999 balance included the recognition of other income totaling $1.0 million resulting from a termination agreement with a third party customer for cancellation of a development and license agreement. Under this termination agreement, the third party paid us $1.1 million. Of this amount, $1.0 million was included in other income. The remaining amount related to a non-recurring engineering agreement and was included in services revenues from third parties during the nine months ended June 30, 1999. We have no remaining material obligations under these agreements.

     Income Taxes. We have not generated taxable income since inception and, as a result, the provision for income taxes consists solely of the Delaware and California minimum franchise taxes that are included in general and administrative expenses. At September 30, 2000, we had federal net operating loss carryforwards of approximately $57 million available to reduce future taxable income. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited as the Company has incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our activities largely through the sale of equity securities and through proceeds from capital lease financing. As of September 30, 2000, we have raised $104.5 million through the sale of our Convertible Preferred Stock. In August 1999, we raised net proceeds of $77.3 million from the initial public offering of Common Stock. We had $130.5 million of cash, cash equivalents and short-term investments at September 30, 2000.

     Net cash used in operating activities totaled $15.8 million and $9.7 million for the nine months ended September 30, 2000 and 1999, respectively, primarily as a result of our net losses.

     Net cash used in investing activities totaled $13.1 million for the nine months ended September 30, 2000, and was attributable to $6.1 million in net purchases of short-term investments, investments in two non-public technology companies of $4.3 million and the acquisition of $2.7 million of property and equipment. For the nine months ended September 30, 1999, net cash used in investing activities was $49.1 million and was attributable to net purchases of short-term investments of $48.3 million as a result of proceeds from our sale of Common Stock in our initial public offering, Convertible Preferred Stock and a convertible promissory note (see net cash provided by financing activities below) and by the acquisition of $817,000 of property and equipment.

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $3.2 million, consisting of $3.3 million in proceeds from the issuance of Common Stock under our employee stock option and purchase plans and the repayment of a stockholder note balance of $250,000. These proceeds were partially offset by principal payments made under capital lease obligation of $365,000. For the nine months ended September 30, 1999, net cash provided by financing activities was $142.6 million, consisting of net proceeds of $77.3 from our initial public offering, $44.3 million from the sale of our Convertible Preferred Stock, proceeds of $15.1 million from the issuance of a convertible promissory note to a related party, and proceeds of $6.2 million from our Common Stock issued under our stock option plan, offset by capital lease obligation principal payments of $296,000.

     We have entered into agreements with Microsoft, cable and direct broadcast satellite system operators and other television industry participants who support Wink-enhanced programming to share with these entities a portion of revenues, if any, the Company generates from viewer responses to Wink Enhanced Broadcasting. These revenue sharing commitments are based upon the level of the commitment the particular participant has made to support Wink Enhanced Broadcasting. To date, no significant transaction fee revenue has been recognized. To the extent that future transaction fee revenue is generated, we will record the revenue sharing as a charge to sales and marketing in the period the revenue is recognized.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25," ("FIN 44"). This interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option plan or award, and (d) the accounting for an exchange of stock compensation awards in business combination. FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions of FIN 44 will have a material effect on the financial statements.

RISK FACTORS

WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES

     We have a limited operating history, which makes the prediction of future results difficult. We have incurred significant net losses since inception and, at September 30, 2000, had an accumulated deficit of $68.2 million. To date, we have recognized minimal revenue, and our ability to generate revenue is subject to substantial uncertainty. In addition, we currently intend to incur substantial operating expenses to fund additional technological development, sales, marketing, transaction processing and general activities. We expect that our total operating expenses for the year ending December 31, 2000 will be $40.0 to $45.0 million.

OUR LIMITED OPERATING HISTORY AND THE EMERGING MARKET FOR INTERACTIVE TELEVISION MAKE OUR FUTURE FINANCIAL RESULTS UNPREDICTABLE

     Our future revenue prospects, particularly those derived from viewer response activities, are subject to a high degree of uncertainty. Currently, we derive most of our revenue from license fees and engineering fees. In the future, however, we anticipate that our revenues will depend substantially on the level of viewer response activity. Our experience with viewer responses is extremely limited. In addition, our expense levels are based largely on our operating plans and estimates of future revenue. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. As a result, a shortfall in actual revenues as compared to estimated revenues could have an immediate material adverse effect on our financial performance.

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

     On September 15, 1999, a suit was filed in the United States District Court for the Middle District of Florida, Fort Myers Division by Fort Myers Broadcasting Company claiming certain federal trademark infringements. We believe we have a meritorious defense and plan to vigorously defend ourselves in this matter, and while the results of the litigation and claim cannot be predicted with certainty, we believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position statement of operations or on our cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Sensitivity. Our exposure to market risk for interest rate changes relates primarily to our short-term investment portfolio. We had no derivative financial instruments as of September 30, 2000 or December 31, 1999. We invest our marketable securities in accordance with our investment policy and maintain our portfolio in the form of managed investment accounts comprised of money market accounts, corporate bonds and government bonds and notes. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The primary objective of our portfolio is to maintain proper liquidity to meet the operating needs of the business. Our policy specifies credit quality standards for the investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average maximum maturity of the portfolio is based on the Lehman 1-3 index.

     Our holdings are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 50 basis points from levels as of September 30, 2000, we believe the fair value of the portfolio would decline by an immaterial amount.

     Foreign Currency Exchange Risk. The principal portion of our business is in the United States. Additionally, contracts we have entered into with companies headquartered in foreign countries have been denominated in US dollars. Accordingly, we believe we are not subject to exposure from adverse movements in foreign currency exchange rates. We may be subject to exposure in the future from our Japanese subsidiary, which to date has not recognized any revenues or incurred expenses.

PART II
OTHER INFORMATION

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

                                   WINK COMMUNICATIONS, INC.
                                   (Registrant)

                                   By:  /s/ Howard L. Schrott
                                      ---------------------------------------
                                        Chief Financial Officer and
                                        Senior Vice President
                                        (Principal Financial and Accounting
                                        Officer)

     Date: November 3, 2000

                                  EXHIBIT INDEX

      EXHIBIT
        NO.                    DESCRIPTION

        27.1                   Financial Data Schedule.