Form 10-K405/A
period 2000-12-31
WINK COMMUNICATIONS INC
filed 2001-04-05
CIK 1062157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                  AMENDMENT 1

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM TO__________ TO__________

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

Yes X               No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

     The number of outstanding shares of the registrant's Common Stock on February 28, 2001 was 31,215,000. The aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the NASDAQ National Market on February 28, 2001) was approximately $138,022,000. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrants outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 8, 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alameda, State of California, on this 4th day of April 2001.

                                          WINK COMMUNICATIONS, INC.

                                          By:                  *
                                            ------------------------------------
                                            Name: Mary Agnes Wilderotter
                                            Title: President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mary Agnes Wilderotter and Jonathan Spatz, her or his attorneys-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 4, 2001:

                  SIGNATURE                                              TITLE
                  ---------                                              -----

                      *                          President and Chief Executive Officer; Director
---------------------------------------------    (principal executive officer)
           Mary Agnes Wilderotter

            /s/ JONATHAN W. SPATZ                Chief Financial Officer; Executive Vice President
---------------------------------------------    (principal financial officer and principal accounting
              Jonathan W. Spatz                  officer)

                      *                          Chairman of the Board of Directors
---------------------------------------------
             Brian P. Dougherty

                      *                          Director
---------------------------------------------
                Jeffrey Coats

                      *                          Director
---------------------------------------------
              Bruce W. Dunlevie

                      *                          Director
---------------------------------------------
                 Lawton Fitt

                      *                          Director
---------------------------------------------
                Michael Fuchs

                      *                          Director
---------------------------------------------
               F. Philip Handy

                      *                          Director
---------------------------------------------
               Donald Ohlmeyer

                      *                          Director
---------------------------------------------
              William Schleyer

         *By: /s/ JONATHAN W. SPATZ
   ---------------------------------------
              Jonathan W. Spatz
              Attorney-in-fact