Form 10-Q
period 2001-03-31
WINK COMMUNICATIONS INC
filed 2001-05-15
CIK 1062157

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

         The number of shares of the issuer's Common Stock outstanding as of April 30, 2001 was 31,157,000.

                                      INDEX

                                                                           PAGE

                PART I FINANCIAL INFORMATION
Item 1.         Financial Statements
                Condensed Consolidated Balance Sheets......................   3
                Condensed Consolidated Statements of Operations............   4
                Condensed Consolidated Statements of Cash Flows............   5
                Notes to Condensed Consolidated Financial Statements ......   6
Item 2.         Management's Discussion and Analysis of Financial
                Conditions and Results of Operations.......................   8
                Risk Factors...............................................  13
Item 3.         Quantitative and Qualitative Disclosures about Market Risk.  18

                PART II OTHER INFORMATION
Item 1.         Legal Proceedings..........................................  18
Item 2.         Changes in Securities......................................  18
Item 3.         Defaults Upon Senior Securities............................  19
Item 4.         Submission of Matters to a Vote of Security Holders........  19
Item 5.         Other Information..........................................  19
Item 6.         Exhibits and Reports on Form 8-K...........................  19

Signature-      ...........................................................  20

                            WINK COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                     ASSETS                                        MARCH 31,    DECEMBER 31,
                                                                                      2001         2000
                                                                                      ----         ----
                                                                                  (UNAUDITED)

Current Assets:
   Cash and cash equivalents ...................................................   $  34,716    $  22,093
   Short-term investments ......................................................      72,485       98,907
   Accounts receivable - related parties, net ..................................       1,221        3,253
   Accounts receivable - third parties, net ....................................         974          722
   Prepaid expenses and other current assets ...................................       1,847        2,361
                                                                                   ---------    ---------
      Total current assets .....................................................     111,243      127,336
Property and equipment, net ....................................................       4,947        4,638
Deferred charges and other assets - related parties ............................       9,295        7,473
Deferred charges and other assets - third parties ..............................       9,527        7,013
                                                                                   ---------    ---------
                                                                                   $ 135,012    $ 146,460
                                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ............................................................   $   1,189    $   1,500
   Accrued expenses ............................................................       2,461        4,139
   Due to related parties ......................................................      10,112       10,060
   Deferred revenue - related parties ..........................................       1,468        1,832
   Deferred revenue - third parties ............................................       1,453        1,379
                                                                                   ---------    ---------
         Total current liabilities .............................................      16,683       18,910
                                                                                   ---------    ---------
Stockholders' Equity:
   Common Stock, $0.001 par value; 100,000 shares authorized;
      31,137 and 31,102 shares issued and outstanding ..........................          32           31
   Additional paid-in capital ..................................................     262,631      263,439
   Stockholders' notes receivable ..............................................      (1,291)      (2,499)
   Unearned compensation .......................................................     (48,866)     (52,306)
   Accumulated deficit .........................................................     (95,410)     (82,788)
   Accumulated other comprehensive income ......................................       1,233        1,673
                                                                                   ---------    ---------
      Total stockholders' equity ...............................................     118,329      127,550
                                                                                   ---------    ---------
                                                                                   $ 135,012    $ 146,460
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

                            WINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      ------------------
                                                                        2001         2000
                                                                        ----         ----

Revenues:
   Licenses - related parties .....................................   $     46    $    123
   Licenses - third parties .......................................        390         274
   Services - related parties .....................................      1,241         129
   Services - third parties .......................................         27
                                                                      --------    --------
Total revenues ....................................................      1,704         526
                                                                      --------    --------
Costs and expenses:
   Revenue sharing and launch fees - related parties ..............      4,507         264
   Revenue sharing and launch fees - third parties.................      3,222          49
   Sales and marketing ............................................      2,215       1,774
   Operating ......................................................      2,666       2,279
   Product development ............................................      2,247       1,946
   General and administrative .....................................      1,743       1,361
                                                                      --------    --------
        Total costs and expenses ..................................     16,600       7,673
                                                                      --------    --------
Loss from operations ..............................................    (14,896)     (7,147)
Interest income and other, net .....................................      2,274       1,673
                                                                      --------    --------
Net loss ..........................................................   $(12,622)   $ (5,474)
                                                                      ========    ========
Net loss per share:
   Basic and diluted ..............................................   $  (0.41)   $  (0.18)
   Weighted average shares used in computing both basic and diluted
      net loss per share ..........................................     31,065      29,919


     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                   ---------------
                                                                                   2001         2000
                                                                                   ----         ----
Cash flows from operating activities:
   Net loss ..................................................................   $(12,622)   $ (5,474)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of property and equipment ..............        582         327
        Amortization of deferred launch fees .................................      2,175          --
        Stock-based costs and expenses .......................................      3,420         653
        Net loss on equity investment ........................................         28           5
        Changes in assets and liabilities:
         Accounts receivable -- related parties ..............................      2,032        (139)
         Accounts receivable-- third parties .................................       (252)        168
         Prepaid expenses and other current assets ...........................        514          38
         Deferred charges and other assets-- related parties .................     (3,805)         --
         Deferred charges and other assets-- third parties ...................     (2,734)         --
         Accounts payable ....................................................       (311)       (921)
         Accrued expenses ....................................................     (1,678)       (378)
         Due to related parties ..............................................         52          --
         Deferred revenues-- related parties .................................       (364)        (75)
         Deferred revenues-- third parties ...................................         74         (88)
                                                                                 --------    --------
Net cash used in operating activities ........................................    (12,889)     (5,884)
                                                                                 --------    --------
Cash flows from investing activities:
   Net proceeds (purchases) of short-term investments ........................     25,982        (318)
   Purchase of private equity securities .....................................         --      (1,400)
   Property and equipment purchases ..........................................       (891)       (964)
                                                                                 --------    --------
Net cash provided by (used in) investing activities ..........................     25,091      (2,682)
                                                                                 --------    --------
Cash flows from financing activities:
   Proceeds from Common Stock issuances ......................................        421       1,509
   Proceeds from stockholder note receivable .................................         --         250
   Principal payments on capital lease obligations ...........................         --        (110)
                                                                                 --------    --------
Net cash provided by financing activities ....................................        421       1,649
                                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents .........................     12,623      (6,917)
Cash and cash equivalents at beginning of period .............................     22,093      58,032
                                                                                 --------    --------
Cash and cash equivalents at end of period ...................................   $ 34,716    $ 51,115
                                                                                 ========    ========
Supplemental cash flow information:
   Cash paid for interest ....................................................   $     --    $     12
                                                                                 ========    ========
Supplemental non-cash investing and financing activities:
   Repurchase of Common Stock and cancellation of related
      stockholder's note receivable ..........................................   $  1,208    $     --
                                                                                 ========    ========
   Common Stock issued for services ..........................................   $    585    $     --
                                                                                 ========    ========


     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Wink Communications, Inc. (the "Company") was incorporated in California on October 7, 1994 and reincorporated in Delaware on August 12, 1999. The Company offers an enhanced television broadcasting system that adds interactivity and electronic commerce opportunities to traditional television programming and advertising.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of such information. The condensed balance sheet as of December 31, 2000 is derived from the audited financial statements as of and for the year then ended and does not include all notes and disclosures required by accounting principles generally accepted in the United States of America. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended. The results of operations for the interim period ended March 31, 2001, are not necessarily indicative of results to be expected for the full year or any other period.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Wink Japan, Inc. All intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 - NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of unvested restricted common shares and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     ------------------
                                                                     2001         2000
                                                                     ----         ----
Numerator:
   Net loss ....................................................   $(12,622)   $ (5,474)
                                                                   --------    --------
Denominator:
   Weighted average shares .....................................     31,071      30,317
   Weighted average unvested common shares
     subject to repurchase......................................         (6)       (398)
                                                                   --------    --------
Denominator for basic and diluted ..............................     31,065      29,919
                                                                   --------    --------
Net loss per share:
   Basic and diluted ...........................................   $  (0.41)   $  (0.18)


NOTE 3 - STOCKHOLDERS' EQUITY

COMMON STOCK REPURCHASED

In January 2001, the Company repurchased 151,000 unvested shares of Common Stock from a former executive officer for a total repurchase price of $1.2 million. In consideration for the repurchase price, a principal balance of $1.2 million on the note receivable from the stockholder was surrendered. The associated accrued interest receivable of $126,000 was forgiven. The remaining outstanding principal balance of $792,000 on the note receivable will continue to accrue interest at 6.4% until paid in full.

COMMON STOCK AND WARRANT ISSUANCE AGREEMENT

In January 2001, the Company entered into an integration agreement with a developer of software and support systems relating to the provision of interactive program guides ("IPG") to incorporate the Wink Service with current and future releases of the IPG for specified set-top boxes and to promote the use of the Wink service. Wink concurrently entered into a Common Stock and Warrant Issuance Agreement with the IPG developer pursuant to which the Company issued to the developer 50,000 shares of Common Stock. The fair value of the Common Stock on the date it was issued totaled $480,000. This amount will be amortized to revenue sharing and launch fees, related parties, ratably over the shorter of the life of the integration agreement or the expected period of benefit.

The Company is obligated to issue an additional 50,000 shares of Common Stock to the IPG developer or its designee upon the first commercial launch and activation of the Wink service through the specified set-top boxes.

The Company is also obligated to issue to the IPG developer warrants to purchase up to a maximum of 150,000 shares of Common Stock upon the achievement of certain deployment milestones over four years following the anniversary of the launch of the specified set-top boxes integrating the IPG and Wink technology. In the event the warrants are issued, the exercise price for the warrants will be equal to 80% of the average closing sale price of the Common Stock as reported on the NASDAQ for the 20 trading days prior to the date on which such warrant is issued or required to be issued. The warrants will have a term of ten years from the date of issuance.

NOTE 4 - EMPLOYEE BENEFIT PLANS

In February 2001, the Company established a Stock Option Cancellation and Regrant Program (the "Program"). The Program offered current Company employees with stock options granted under the 1999 Stock Option Plan the opportunity to cancel certain previously granted options, with exercise prices greater than or equal to $24.50, in exchange for the Company's promise to grant replacement options at a exercise price equal to the closing price of the Company's Common Stock on the NASDAQ National Market on August 17, 2001, with a share exchange ratio ranging from 1 to 1.5 cancelled option for each replacement option. The program, which expired on February 15, 2001, resulted in the cancellation of 588,000 options and the promise to grant options to purchase 455,000 shares.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The primary differences between net loss and comprehensive loss is due to the unrealized gains on available-for-sale securities. Comprehensive loss for the three months ended March 31, 2001 and 2000 was $13,062,000 and $5,487,000 as compared to a reported net loss of $12,622,000 and $5,474,000, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar importance are intended to identify such forward-looking statements. These forward-looking statements are based on current expectations as of today only and involve risk and uncertainties. Due to economic and advertising market variables, the rate in which Wink Enhanced Broadcasting is deployed and acceptance of Wink Enhanced Broadcasting by consumers, among other factors, actual results may differ materially from those expressed or forecasted in the forward-looking statements, including, but not limited to, those set forth in this discussion under "Risk Factors" and other risks detailed from time to time in reports filed with the Securities and Exchange Commission. In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended
(the "Form 10-K").

     Our operating performance each quarter is subject to various risks and uncertainties as discussed in our Form 10-K. The following discussion should be read in conjunction with the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. In particular, the factors set forth below in "Risk Factors" could affect our operating results and financial condition.

OVERVIEW

     Wink Communications was founded in 1994, and our activities to date have consisted of:

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

         Sources of Revenue. Through March 31, 2001, our revenues have been primarily derived from license fees relating to the Wink Engine, Wink Studio, and Wink Broadcast Server software, non-recurring and consulting engineering services under agreements to integrate Wink Technology to various televisions and set-top boxes, charter advertising fees and service fees relating to software installation and post-installation customer support. We recognize software license revenues relating to the Wink Engine on a "sell-through" basis upon notification of shipment of Wink-enabled set-top boxes or televisions by the original equipment manufacturer. License fees from Wink Studio and Wink Broadcast Server software are recognized ratably over the term of the subscription license agreement. Non-recurring engineering services have been recognized using the percentage-of-completion method, using labor hours as a measure of progress towards completion. Engineering consulting revenues have been recognized on a "time and materials" basis. Fees from installation services and post-installation customer support are recognized ratably over the term of the agreement. Fees received in advance of revenue recognition are included on the balance sheet as deferred revenue.

         Business Plan. Our business plan is to derive the primary portion of our future revenues from the Wink Response Network by charging transaction fees to advertisers and merchants for each information request or purchase order obtained from viewers who respond to Wink Enhanced Broadcasting and to provide data services related to those responses. The Wink Response Network was activated on a limited basis in the second half of 1998. However, no significant transaction fee revenue has been recognized to date. Substantially all the revenues earned from advertisers and merchants utilizing the Wink Response Network as of March 31, 2001 has been related to charter advertising agreements that provide for a flat fee to be paid in lieu of transaction fees. These fees are recognized ratably over the life of the agreement, generally one year. Over the next few quarters, we intend to transition some of these advertiser agreements from a flat fee payment structure to a transaction and data provider fee basis. We have also entered into several agreements with advertisers and merchants that will pay fees on a transaction basis and we intend to enter into more of these agreements in the future. The revenues that we have received under these agreements were insignificant for the three months ended March 31, 2001. We may also derive revenue in the future from sales of products by us through our dedicated interactive and virtual channels.

         To date, a large portion of our revenue has been derived from non-recurring and consulting engineering services, however, we do not expect that non-recurring and consulting engineering services will represent a significant component of future revenues.

         The statements regarding our business plan and future sources of revenue are forward-looking, and actual results may differ materially. Factors that could cause future sources of revenue to differ include, but are not limited to: (1) the response of advertisers and merchants to a system that would charge them transaction fees for viewers' information requests or purchase orders; (2) the desire of viewers to purchase merchandise through the Wink Response Network; and (3) the response of creators of programming or advertising who will need to create high-quality content that appeals and motivates viewers.

     Revenue Sharing and Launch Fees. Revenue sharing and launch fees include costs related to our agreements with cable and satellite system operators to deploy the Wink service to their subscribers. Such costs include: amortization of warrants issued to the operators, revenue shares and guarantees, marketing funds, amortization of launch funds and equipment subsidies provided to the operators. In future periods, revenue sharing and launch fees are expected to increase significantly and to include the portion of transaction fees shared with and guaranteed to certain television industry participants, as well as costs of sales performance incentives to various consumer electronics retailers to encourage them to register their customers as Wink users.

     Sales and Marketing. Sales and marketing expense includes salaries, non-cash charges for employee stock-based compensation, consulting fees, travel-related costs and advertising expenses associated with our sales and consumer marketing departments. Sales and marketing expense also includes costs related to marketing materials, commercial spots and training for the launch of Wink Enhanced Broadcasting in new cable systems. We expect sales and marketing expense to increase in the future as additional personnel are hired and additional advertising costs are incurred to support anticipated growth.

     Operating. Operating expense includes costs associated with our operations departments, including personnel costs, expenses related to the Company's internal information systems and costs of operating the Wink Response Network, including processing and telecommunication costs and payments to third-party consultants and customer service representatives. We expect operating expense to increase in the future as additional personnel are hired, additional third-party consultants are used and additional telecommunications costs are incurred to support anticipated growth.

     Product Development. Product development expense includes costs associated with our engineering and business development departments, including personnel costs, non-cash charges for employee stock-based compensation and fees to third-party consultants. Costs of developing the Wink technology to be incorporated in several different set-top box platforms for both our cable and direct broadcast satellite system operators and continued work on enhancing our proprietary automated Wink Response Network comprise a significant portion of product development expenses. We expect product development expense to increase in the future as additional personnel are hired and additional third-party consultants are used to support anticipated growth.

     General and Administrative. General and administrative expense includes administrative and executive personnel costs, rent, facilities, legal expenses for general corporate and intellectual property purposes, investor relations costs associated with being a public company and non-cash stock-based compensation charges. We believe that as operations continue to increase in size and scope, general and administrative expenses will continue to increase, although at a lower percentage than in past periods.

     We have incurred net losses since inception and, at March 31, 2001, had an accumulated deficit of $95.4 million. We may never achieve favorable operating results or profitability. See "Risk Factors --We have a history of losses and expect future losses."

RESULTS OF OPERATIONS

     Since inception, we have been engaged primarily in the development and licensing of Wink Enhanced Broadcasting. Accordingly, our historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

     Total revenues increased 223% to $1.7 million for the three months ended March 31, 2001, compared to $526,000 for the three months ended March 31, 2000. The increase in 2001 resulted primarily from a significant increase in services revenue of $1.1 million, or 883%. The increase in services revenue was primarily due to engineering consulting and installation services with related parties totaling $1.2 million for the three months ended March 31, 2001, whereas $129,000 was recognized for the three months ended March 31, 2000. During the three months ended March 31, 2001, license revenues also increased by a total of $39,000, or 10%, compared to the same period in the prior year due to additional charter advertisers and programmers' license fees. During the three months ended March 31, 2001, one customer, a related party, accounted for 66% of total revenues.

COSTS AND EXPENSES

         Total costs and expenses increased 116% to $16.6 million for the three months ended March 31, 2001, compared to $7.7 million for the three months ended March 31, 2000. The $8.9 million increase was primarily a result of increased non-cash charges for warrant amortization and additional operating costs associated with the development, testing and deployment of Wink Enhanced Broadcasting. A substantial increase in revenue sharing and launch fees, including significant increases in equipment subsidies and other launch funds provided to our affiliated cable and satellite operators also contributed to this increase of costs and expenses. We believe that continued expansion of our operations and our sales and marketing efforts is critical to the achievement of our goals. Therefore, we believe that costs and expenses will continue to increase.

     Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows:

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                               2001             2000
                                                               ----             ----

         Revenue sharing and launch fees............    $    2,987,000    $      203,000
         Sales and marketing .......................           211,000           129,000
         Product development .......................           121,000           129,000
         General and administrative.................           101,000           192,000
                                                        --------------    --------------
                                                        $    3,420,000    $      653,000
                                                        ==============    ==============

         Revenue sharing and launch fees. Revenue sharing and launch fees increased $7.4 million to $7.7 million for the three months ended March 31, 2001, from $313,000 for the three months ended March 31, 2000. The increase is primarily due to a $4.6 million increase in various costs related to the development and launch of Wink Enhanced Broadcasting with our affiliated cable and satellite system operators, including revenue guarantees, which were insignificant in 2000, and launch funds and equipment subsidies that were not incurred during the three months ended March 31, 2000 because the Wink service had not been deployed with a significant distribution partner as of March 31, 2000. The increase was also due to a $2.8 million increase in non-cash charges for stock warrant amortization. The increase in stock warrant amortization from the same period in the prior year is primarily related to amortization of five warrants that were issued in 2000 in connection with new distribution agreements with certain cable and satellite system operators.

         Sales and Marketing. Sales and marketing expense increased 22% to $2.2 million for the three months ended March 31, 2001, from $1.8 million for the three months ended March 31, 2000. The increase was due to increases in personnel and advertising costs to support our expanded activities.

         Operating. Operating expense increased 17% to $2.7 million for the three months ended March 31, 2001, from $2.3 million for the three months ended March 31, 2000. The increase was primarily due to additional consulting fees paid to support product deployment, additional telecommunications costs incurred to operate the Wink Response Network, and increased depreciation expense for internal and deployment equipment purchased, all of which incurred to support increased Wink technology deployment activities and our expanded operations.

         Product Development. Product development expense increased 16% to $2.2 million for the three months ended March 31, 2001, from $1.9 million for the three months ended March 31, 2000, as additional engineering and product development personnel costs were incurred to support increased activities, including development of the Wink technology for several different platforms for both our cable and direct broadcast satellite system operators. The increase also reflects additional depreciation expense for internal development equipment.

         General and Administrative. General and administrative expense increased 21% to $1.7 million for the three months ended March 31, 2001, from $1.4 million for the three months ended March 31, 2000. The increase was related to the hiring of administrative and executive personnel to support anticipated future growth and increased facilities expense which were not allocated to the various other expense classifications for the quarter ended March 31, 2001, offset by a decrease in legal fees related to a patent infringement case.

         Interest and Other Income, Net of Interest Expense. Net interest and other income increased 35% to $2.3 million for the three months ended March 31, 2001, from $1.7 million for the three months ended March 31, 2000. This increase was due to significant yields earned on fixed income short-term investments due to falling interest rates.

         Income Taxes. We have not generated taxable income since inception and, as a result, the provision for income taxes consists solely of the Delaware and California minimum franchise taxes that are included in general and administrative expenses. At March 31, 2001, we had federal net operating loss carryforwards of approximately $74 million available to reduce future taxable income. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited, as we have incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been established.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our activities largely through the sale of equity securities and through proceeds from capital lease financing. As of March 31, 2001, we have raised $104.5 million through the sale of our Convertible Preferred Stock. In August 1999, we raised net proceeds of $77.3 million from the initial public offering of Common Stock. We had $107.2 million of cash, cash equivalents and short-term investments at March 31, 2001.

         Net cash used in operating activities totaled $12.9 million and $5.9 million for the three months ended March 31, 2001 and 2000, respectively, primarily as a result of our net losses.

         Net cash provided by investing activities totaled $25.1 million for the three months ended March 31, 2001 and was attributable to the net proceeds of short-term investments totaling $26.0 million, offset by the acquisition of $891,000 of property and equipment. Net cash used in investing activities totaled $2.7 million for the three months ended March 31, 2000, and was attributable to the investment in a private technology company of $1.4 million, the acquisition of $964,000 of property and equipment and the net purchases of short-term investments of $318,000.

         Net cash provided by financing activities for the three months ended March 31, 2001 was $421,000 and was due to proceeds from issuance of Common Stock under our employee stock option and purchase plans. For the three months ended March 31, 2000, net cash provided by financing activities was $1.6 million, consisting of $1.5 million in proceeds from issuance of Common Stock under our employee stock option and purchase plans and the repayment of a stockholder note balance of $250,000. These proceeds were partially offset by capital lease obligation principal payments of $110,000.

         We have entered into agreements with Microsoft, cable and direct broadcast satellite system operators and other television industry participants who support Wink-enhanced programming, some of whom are also related parties, to share with these entities a portion of revenues, if any, we generate from viewer responses to Wink Enhanced Broadcasting. These revenue sharing commitments are based upon the level of the commitment the particular participant has made to support Wink Enhanced Broadcasting. To date, insignificant transaction fee revenue has been recognized. To the extent that future transaction fee revenue is generated, we will record the revenue sharing as a charge to revenue sharing and launch fees in the period the revenue is recognized.

         For Microsoft and certain cable and direct broadcast satellite system operators, some of whom are related parties, we have also provided minimum revenue guarantees. If Wink Enhanced Broadcasting fails to generate sufficient revenue to meet the guaranteed amount per Wink subscriber, we are obligated to pay the difference between the guaranteed amount and the amount actually earned. Such revenue guarantees will be recognized in the period incurred. We have also agreed to provide marketing and launch funds to a number of cable and direct broadcast satellite system operators, contingent upon the commercial launch of Wink Enhanced Broadcasting. Revenue guarantees and launch fees range from $1.00 to $5.00 per household.

         We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our currently anticipated business requirements, including capital expenditures and strategic operating programs, for at least the next 12 months. Thereafter, if necessary, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us, or at all.

RISK FACTORS

WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES.

         We have a limited operating history, which makes the prediction of future results difficult. We have incurred significant net losses since inception and, at March 31, 2001, had an accumulated deficit of $95.4 million. To date, we have recognized minimal revenue, and our ability to generate revenue is subject to substantial uncertainty. In addition, we currently intend to incur substantial operating expenses to fund additional technological development, sales, marketing, transaction processing and general activities. We expect that our total operating expenses, excluding stock-based compensation charges, for the year ending December 31, 2001 will be $65 to $70 million.

OUR LIMITED OPERATING HISTORY AND THE EMERGING MARKET FOR INTERACTIVE TELEVISION MAKE OUR FUTURE FINANCIAL RESULTS UNPREDICTABLE.

         Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although our revenues increased for each of the last three years, we may not be able to sustain our historical revenue growth rates. We also expect to continue to incur increasing revenue sharing and launch fees, product development, operations, sales and marketing and general and administrative expenses. In addition, a significant amount of our revenues have been derived from services provided by us and not from transaction fees paid by advertisers, merchants and network and cable programmers in conjunction with Wink-enhanced advertising and in-show commerce opportunities. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased transaction fee, data service fees and license and royalty revenues; however, our future revenue prospects, particularly those derived from viewer response activities, are subject to a high degree of uncertainty. As a result, we expect to incur significant and increasing losses and negative cash flows for the foreseeable future.

OUR BUSINESS IS DEPENDENT UPON CONTENT PROVIDERS, DISTRIBUTORS, ADVERTISERS AND CONSUMERS EMBRACING THE WINK TECHNOLOGY.

         Since our business plan is premised upon the expectation that we will eventually receive the primary portion of our revenue directly from advertisers and merchants, our business will suffer if advertisers and merchants do not create and use Wink-enhanced advertising. Additionally, if Wink Enhanced Broadcasting is not broadly accepted and promoted by cable and direct broadcast satellite system operators, our business plan will not succeed. These operators may choose not to implement Wink Enhanced Broadcasting for a variety of reasons. Our success will depend heavily upon broad acceptance of Wink Enhanced Broadcasting by television viewers. If significant numbers of viewers do not request information or purchase goods and services in response to Wink-enhanced programming and advertising, advertisers and merchants are likely to terminate their use of Wink-enhanced advertising or never adopt Wink Enhanced Broadcasting. Viewers may not react favorably to Wink Enhanced Broadcasting for various reasons, such as they may feel it is too complex or they may be concerned about security or privacy issues.

IF BROADCAST AND CABLE NETWORKS DO NOT AIR WINK-ENHANCED ADVERTISEMENTS, WE WILL NOT GENERATE REVENUES FROM ADVERTISERS AND MERCHANTS

         Because Wink enhancements are only available to viewers of networks that have adopted Wink Enhanced Broadcasting, we must rely upon networks to air Wink-enhanced advertising and programming in order to execute our business plan. While we have entered into agreements with 27 cable networks and four broadcast networks, these agreements generally commit the networks to use only reasonable efforts to air a specified amount of Wink-enhanced programming and do not require a Wink programming enhancement to be available at all times during this programming. In addition, some of the cable and broadcast networks agreements to air Wink-enhanced programming have expired, although most continue to air such programming. Moreover, our agreements allow the networks to select the programming to be enhanced at their discretion, and do not require the networks to employ enhanced broadcasting for all types of programming. Our agreements with networks are short-term (generally one to eight years) and generally can be terminated after one year. Some networks can also terminate their agreements with us early upon the occurrence of certain events, including our failure to achieve specific performance requirements. The termination of one or more of these agreements, or our failure to enter into additional agreements and to increase programming commitments substantially, may prevent us from generating sufficient revenues to conduct our business.

IF ADVERTISERS AND MERCHANTS DO NOT CREATE AND USE WINK-ENHANCED ADVERTISING, WE WILL NOT GENERATE REVENUES SUFFICIENT TO CONDUCT OUR BUSINESS.

         Since our business plan is premised upon receiving the primary portion of our revenue directly from advertisers and merchants, our business will suffer if advertisers and merchants do not create and use Wink-enhanced advertising. In addition, if advertisers and merchants are unwilling to pay on a fee-per-transaction basis and use our data service, we will not be able to execute our business plan, as it currently exists.

         Under our "Charter Advertiser" program, our charter advertisers have agreed to use only reasonable efforts to add Wink enhancements to a specified number of their advertisements through various dates in 2001. We do not currently have substantial commitments for advertising beyond 2001. If we are unable to successfully negotiate favorable agreements with our charter advertisers and additional advertisers for periods beyond 2001, our business will suffer.

OUR ABILITY TO GENERATE REVENUES WILL SUFFER IF CREATORS OF PROGRAMMING OR ADVERTISING DO NOT CREATE HIGH-QUALITY CONTENT

         In order for Wink to motivate viewers to interact with Wink-enhanced programming and advertising, creators of programming and advertising must develop and integrate high-quality Wink Enhanced Broadcasting content. If they fail to do so, viewers may not respond to Wink-enhanced programming, which would impair our ability to generate revenue.

WE WILL INCUR SUBSTANTIAL LIABILITY IF WINK ENHANCED BROADCASTING FAILS TO GENERATE SUFFICIENT REVENUE TO MEET OUR REVENUE GUARANTEES AND OTHER OBLIGATIONS.

         We have entered into agreements with Microsoft, cable and direct broadcast satellite system operators and other market participants to share with these entities a portion of revenues, if any, we generate from viewer responses to Wink Enhanced Broadcasting. For certain cable and direct broadcast satellite system operators, we have provided a minimum revenue guarantee. These guarantees range from $1 to $5 per year per Wink-enabled home. In addition, we have made minimum revenue guarantees to Microsoft ranging from $2 to $4 per year per Wink-enabled device in which Microsoft controls the operating system, application environment and content and data services, in exchange for certain rights to process viewer responses to enhanced television offers. If Wink Enhanced Broadcasting fails to generate sufficient revenue to meet these minimum revenue guarantees, we will have to pay the difference between the guaranteed amount and the amount actually earned by the operator or Microsoft. These liabilities may be substantial.

         We have also agreed to provide launch and marketing funds to a number of cable and direct broadcast satellite system operators, contingent upon the commercial launch of Wink Enhanced Broadcasting, of up to $5.00 per household.

WE HAVE RELIED UPON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

         We currently derive a significant portion of our revenues from a limited number of customers. In the three months ended March 31, 2001, our four largest customers accounted for 77% of our revenues, and one customer, a related party, accounted for 66% by itself. In the year ended December 31, 2000, our five largest customers, accounted for approximately 73% of our revenues. We do not expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods since our business plan is premised upon receiving the primary portion of our revenue directly from several advertisers and merchants. As a result, if we fail to successfully execute our business plan, as it currently exists, sell our products and services to one or more customers in any particular period, or if a large customer purchases fewer of our products or services or terminates its relationship with us, our revenues could decline significantly.

WE HAVE DEPENDED ON ARRANGEMENTS WITH RELATED PARTIES.

         Revenues related to software licenses, engineering and installation services provided to customers who are also holders of our Common Stock represented $1,287,000 and $252,000 or 76% and 48% of our total revenues for the three months ended March 31, 2001 and 2000, respectively. Additionally, revenue sharing and launch fees to related parties were $4,507,000 or 27% of total costs for the three months ended March 31, 2001. Related party costs were minor in the quarter ended March 31, 2000.

         Although we have negotiated each of our distribution agreements with these stockholders at "arms length", it is possible that future agreements or negotiations with these parties, if any, could be affected by the fact that they own shares of our common stock. For example, specific terms of our agreements, such as pricing, may be higher or lower than the prices that may be charged by, or to, unrelated parties for similar services. Moreover, if our relationships with these related parties were to change adversely, we could experience a decline in revenues, which could have a material adverse affect on the price of our common stock.

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES WHEN WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF WARRANTS.

         In 2000 and the three months ended March 31, 2001, we entered into agreements with several distribution partners whereby we agreed to issue warrants to purchase up to an aggregate of 1.1 million shares of Common Stock which are exercisable if those distribution partners satisfy certain milestones. The value of the warrants will be estimated using the Black-Scholes model when it becomes probable that the warrants will be earned and will be remeasured until performance is complete. The value of the warrants will be amortized over the estimated economic life of the arrangements with the distribution partners. As of this filing, no warrants to purchase our common stock per these milestones were earned by these distribution partners.

         If the warrants are earned, we could be required to record significant non-cash accounting expenses related to these warrants. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

THE EMERGING NATURE OF THE MARKET FOR INTERACTIVE TELEVISION MAY CREATE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH COULD RESULT IN A DECLINE IN THE TRADING PRICE OF OUR COMMON STOCK.

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

THE FAILURE OF THE WINK RESPONSE NETWORK TO PERFORM EFFECTIVELY AND RELIABLY WILL AFFECT OUR ABILITY TO EARN TRANSACTION FEE REVENUES.

         An essential part of our strategy is the generation of high volumes of commercial transaction traffic through the Wink Response Network, in conjunction with related information systems at broadcast and cable networks, cable and direct broadcast satellite system operators, advertisers and merchants. Consequently, the inability by us or our strategic partners, to operate and maintain the required transaction-processing systems and associated infrastructure for the Wink Response Network or the subsequent occurrence of significant system interruptions or errors, would affect our ability to:

         -        consistently execute viewer response transactions;

         -        maintain satisfactory levels of customer service; and

         - attract and retain strategic relationships in the television industry.

         Upon the launch of DIRECTV in October 2000, we have begun capturing and routing large numbers of transaction responses through the Wink Response Network but we may not be able to accurately predict and prepare for significant increases in response transactions, if any, or to effectively implement any necessary system changes, expansion and upgrades in a timely manner. We may also be required to change or upgrade the Wink Response Network in order to respond to changes in the information systems used by advertisers, merchants, networks or cable or direct broadcast satellite system operators.

WE FACE COMPETITION FROM A NUMBER OF COMPANIES.

         Current and potential competitors in one or more aspects of our business include television and other system software companies, interactive television system providers and multimedia authoring tool providers. We also face competition from other providers and companies operating in the direct marketing business, especially operators of toll-free response call centers. Many of these companies may have significantly greater financial, technical, manufacturing and marketing resources than us and may be in a better position to compete in the industry.

         A number of companies are developing system software for the general interactive television market, including Liberate Technologies, Sun Microsystems, OpenTV and Canal Plus. OpenTV and Canal Plus already offer certain products with features similar to Wink Enhanced Broadcasting. Many of these competitors have the support of, or relationships with, industry participants with which we also have relationships, which could adversely affect the extent of support these market participants give to Wink Enhanced Broadcasting. In addition, there also are a number of interactive system providers that have developed proprietary software and hardware for adding interactivity to existing television technologies, including Gemstar International Group, Worldgate Communications, Source Media, ACTV, RespondTV and Commerce TV. In addition, one or more of these entities or smaller companies might choose to pursue hardware-independent, cross-platform opportunities directly competitive with Wink Enhanced Broadcasting. If we are not able to compete successfully against current or future competitors, our business, operating results and financial condition will be materially adversely affected.

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

GOVERNMENT REGULATIONS MAY ADVERSELY AFFECT OUR ABILITY TO BROADLY TRANSMIT WINK ENHANCED BROADCASTING AND CAPTURE MARKETING DATA

         Governmental regulation of the telecommunications, media, broadcast and cable television industries may adversely affect the ability of Wink and other market participants to transmit Wink Enhanced Broadcasting. In addition, future legislation or regulatory requirements regarding privacy issues could be enacted to require notification to users that captured data may be used by marketing entities to target product promotion and advertising to that user.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS MAY BE ASSERTED AGAINST US, WHICH COULD DISRUPT OUR BUSINESS.

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

         On September 15, 1999, a suit was filed in the United States District Court for the Middle District of Florida, Fort Myers Division by Fort Myers Broadcasting Company alleging federal trademark infringement, unfair competition and dilution as well as injury to business reputation, unfair competition and dilution in the state of Florida. If we fail to defend this allegation successfully or settle the matter, our business and financial performance may be adversely affected.

THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR COMPETITIVENESS.

         We believe that our success will depend on the continued employment of our senior management team and key technical personnel, none of whom, except Maggie Wilderotter, our President and Chief Executive Officer, has an employment agreement with us. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be very difficult to replace and our ability to manage day to day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues, would be seriously harmed.

WE RELY ON CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

         California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implements, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could delay the development of our products. Future interruptions could damage our reputation, harm our ability to promote the use of Wink-enhanced programming and advertising and could result in lost revenue, any of which could substantially harm our business and results of operations.

         Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase dramatically, and these prices will likely continue to increase for the foreseeable future. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and most of our employees are based in California. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Sensitivity. Our exposure to market risk for interest rate changes relates primarily to our short-term investment portfolio. We had no derivative financial instruments as of March 31, 2001 or December 31, 2000. We invest our marketable securities in accordance with our investment policy and maintain our portfolio in the form of managed investment accounts comprised of money market accounts, corporate bonds and government bonds and notes. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The primary objective of our portfolio is to maintain proper liquidity to meet the operating needs of the business. Our policy specifies credit quality standards for the investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average maximum maturity of the portfolio is based on the Lehman 1-3 index.

         Our holdings are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 50 basis points from levels as of March 31, 2001, we believe the fair value of the portfolio would decline by an immaterial amount.

         Foreign Currency Exchange Risk. We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. Of course, demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the U.S. dollar. Furthermore, changes in the relative value of the U.S. dollar may change the price of our prices of our foreign competitors. We may be subject to exposure in the future from our Japanese subsidiary, which to date has not recognized any revenues or expenses.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

         None

ITEM 2. Changes in Securities

         On August 18, 1999, we commenced an initial public offering ("IPO") of 5,462,500 shares of common stock (including 200,000 shares sold by existing stockholders and an underwriters' over-allotment option of 712,500 shares) at $16.00 per share pursuant to a registration statement (No. 333-80221) (the "Initial Registration Statement") and a related registration statement (333-85531) filed pursuant to Rule 462(b) of the Securities Act. The Initial Registration Statement was declared effective by the Securities and Exchange Commission. The offering was completed on August 24, 1999, and all shares have been sold. The aggregate gross proceeds from the offering were $84.2 million for the shares sold by us and $3.2 million for the shares sold by the selling stockholders.

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

ITEM 3. Defaults upon Senior Securities

         None.

ITEM 4 Submission of Matters to a Vote of Security Holders

         At 9:00 a.m. on May 8, 2001, the Company held its 2001 Annual Stockholders Meeting at the Waterfront Plaza Hotel located at Ten Washington Street, Oakland, California. The proposals voted upon at the meeting were the
(1) election of three members of the Board of Directors and (2) amendment to the 1999 Stock Plan to change the amount by which the number of shares of Common Stock reserved for issuance thereunder is automatically increased each year. Only stockholders of record at the close of business on March 13, 2001 were entitled to vote at the Annual Meeting or by proxy. There were 24,791,033 shares present or represented by proxy at the meeting, representing a quorum. The results are as follows:

PROPOSAL 1                                         FOR                 WITHHELD
----------                                         ---                 --------

Mary Agnes Wilderotter                             24,369,778          421,255
Michael Fuchs                                      24,638,091          152,942
William T. Schleyer                                24,638,891          152,142

PROPOSAL 2
----------
For                           15,504,045
Against                        3,037,402
Abstain                           33,762
Broker Non-Vote                6,215,824

ITEM 5. Other Information

         None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

                                  EXHIBIT INDEX

         Exhibits                         Description
         --------                         -----------

         4.6 Consent and Amendment of Investor Rights Agreement and Co-Sale Agreement (+)

         10.55          Common Stock and Warrant Issuance Agreement (+)

         (+) Confidential treatment has been requested for these exhibits

(b)      Reports on Form 8-K

                None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       WINK COMMUNICATIONS, INC.
                       (Registrant)

                       By:    /s/  Jonathan W. Spatz
                          ------------------------------------------------------
                          Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)


Date: May 14, 2001