Form 10-Q
period 2001-06-30
WINK COMMUNICATIONS INC
filed 2001-08-14
CIK 1062157

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

         The number of shares of the Registrant's Common Stock outstanding as of July 31, 2001 was 31,220,000.

                                      INDEX

                                                                                                               PAGE
             PART I FINANCIAL INFORMATION
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets...........................................................    3
             Condensed Consolidated Statements of Operations.................................................    4
             Condensed Consolidated Statements of Cash Flows.................................................    5
             Notes to Condensed Consolidated Financial Statements............................................    6
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................................................    8
             Risk Factors....................................................................................   16
Item 3.      Quantitative and Qualitative Disclosures about Market Risk......................................   21

             PART II OTHER INFORMATION
Item 1.      Legal Proceedings...............................................................................   21
Item 2.      Changes in Securities...........................................................................   21
Item 3.      Defaults Upon Senior Securities.................................................................   22
Item 4.      Submission of Matters to a Vote of Security Holders.............................................   22
Item 5.      Other Information...............................................................................   22
Item 6.      Exhibits and Reports on Form 8-K................................................................   22
Signature-   ................................................................................................   23

                            WINK COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  ASSETS                                                     JUNE 30,      DECEMBER 31,
                                                                                               2001            2000
                                                                                               ----            ----
                                                                                            (UNAUDITED)
Current Assets:
   Cash and cash equivalents........................................................     $      25,622    $      22,093
   Short-term investments...........................................................            71,229           98,907
   Accounts receivable - related parties, net.......................................               797            3,253
   Accounts receivable - third parties, net.........................................               715              722
   Prepaid expenses and other current assets........................................             1,459            2,361
                                                                                         -------------    -------------
      Total current assets .........................................................            99,822          127,336
Property and equipment, net.........................................................             4,824            4,638
Deferred charges and other assets - related parties, net............................            10,415            7,473
Deferred charges and other assets - third parties, net..............................             8,214            7,013
                                                                                         -------------    -------------
                                                                                         $     123,275    $     146,460
                                                                                         =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.................................................................     $       1,303    $       1,500
   Accrued expenses.................................................................             3,414            4,139
   Due to related parties...........................................................            10,437           10,060
   Deferred revenue - related parties...............................................             1,052            1,832
   Deferred revenue - third parties.................................................             1,071            1,379
                                                                                         -------------    -------------
      Total current liabilities.....................................................            17,277           18,910
                                                                                         -------------    -------------
Stockholders' Equity:
   Common Stock, $0.001 par value; 100,000 shares authorized;
      31,145 and 31,102 shares issued and outstanding...............................                31               31
   Additional paid-in capital.......................................................           267,511          263,439
   Stockholders' notes receivable...................................................            (1,291)          (2,499)
   Unearned compensation............................................................           (50,381)         (52,306)
   Accumulated deficit..............................................................          (109,844)         (82,788)
   Accumulated other comprehensive (loss) income....................................               (28)           1,673
                                                                                         --------------   -------------
      Total stockholders' equity....................................................           105,998          127,550
                                                                                         -------------    -------------
                                                                                         $     123,275    $     146,460
                                                                                         =============    =============


     See accompanying notes to condensed consolidated financial statements.

                           WINK COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                 -----------------------    ----------------------
                                                                     2001         2000         2001        2000
                                                                     ----         ----         ----        ----
Revenues:
     Licenses - related parties ..................................   $    13     $   120     $     59     $    243
     Licenses - third parties ....................................       237         233          627          507
     Services - related parties ..................................     1,216         283        2,457          412
     Services - third parties ....................................       742           -          769            -
                                                                     -------     -------     --------     --------
         Total revenues ..........................................     2,208         636        3,912        1,162
                                                                     -------     -------     --------     --------
Costs and expenses:
     Revenue sharing and launch fees - related parties............     5,234         152        9,741          416
     Revenue sharing and launch fees - third parties..............     2,858         396        6,080          445
     Sales and marketing .........................................     2,744       2,000        4,959        3,774
     Operating....................................................     2,234       2,020        4,900        4,299
     Product development .........................................     2,276       2,632        4,523        4,578
     General and administrative ..................................     1,885       1,721        3,628        3,082
                                                                     -------     -------     --------     --------
         Total costs and expenses ................................    17,231       8,921       33,831       16,594
                                                                     -------     -------     --------     --------
Loss from operations .............................................   (15,023)    (8,285)     (29,919)     (15,432)
Interest income and other, net....................................       589       1,953        2,863        3,626
                                                                     -------     -------     --------     --------
Net loss .........................................................$  (14,434)    $(6,332)    $(27,056)    $(11,806)
                                                                  ===========    ========    =========    =========
Net loss per share:
     Basic and diluted ...........................................   $(0.46)     $(0.21)     $ (0.87)     $ (0.39)
     Weighted average shares used in computing both basic
         and diluted net loss per share...........................    31,136      30,482       31,096       30,153



     See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                     ---------------------
                                                                       2001        2000
                                                                     ---------   ---------
Cash flows from operating activities:
     Net loss ....................................................   $(27,056)   $(11,806)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization of property and equipment..      1,164         735
         Amortization of deferred launch fees.....................      4,768          --
         Stock-based costs and expenses ..........................      6,773       1,596
         Net loss on equity investment ...........................      1,221          44
         Changes in assets and liabilities:
              Accounts receivable - related parties...............      2,456        (558)
              Accounts receivable - third parties.................          7         223
              Prepaid expenses & other current assets.............        902         232
              Deferred charges and other assets - related parties.     (7,231)         --
              Deferred charges and other assets - third parties...     (2,899)        (41)
              Accounts payable ...................................       (197)       (600)
              Accrued expenses ...................................       (725)        781
              Due to related parties..............................        377          (6)
              Deferred revenues - related parties.................       (780)         --
              Deferred revenues - third parties...................       (308)        (96)
                                                                      --------    --------
Net cash used in operating activities.............................    (21,528)     (9,496)
                                                                      --------    --------
Cash flows from investing activities:
     Net proceeds from sale of short-term investments.........         25,977       3,063
     Purchase of private equity securities........................         --      (4,271)
     Property and equipment purchases.............................     (1,350)     (1,847)
                                                                      --------    --------
Net cash provided by (used in) investing activities...............     24,627      (3,055)
                                                                      -------     --------
Cash flows from financing activities:
     Proceeds from Common Stock issuances.........................        430       2,466
     Proceeds from stockholders' notes receivable.................         --         250
     Principal payments on capital lease obligations..............         --        (225)
                                                                      -------     --------
Net cash provided by financing activities.........................        430       2,491
                                                                      -------     -------
Net increase (decrease) in cash and cash equivalents..............      3,529     (10,060)
Cash and cash equivalents at beginning of period..................     22,093      58,032
                                                                      -------     -------

Cash and cash equivalents at end of period........................    $25,622     $47,972
                                                                      =======     =======

Schedule of supplemental non-cash investing and financing activities:
Repurchase of Common Stock and cancellation
   of related stockholder note receivable.........................    $ 1,208     $    --
                                                                      =======     =======
Common Stock issued for services..................................    $   585     $    --
                                                                      =======     =======

     See accompanying notes to condensed consolidated financial statements.

                           WINK COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules of the Securities and Exchange Commission. In the opinion of management they reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information. The condensed balance sheet data as of December 31, 2000 is derived from the audited financial statements as of and for the year then ended and does not include all notes and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended. The results of operations for the interim period ended June 30, 2001, are not necessarily indicative of results to be expected for the full year or any other period.

RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of unvested restricted common shares and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive. Total potential common shares at June 30, 2001 and 2000 were 11,900,000 and 8,552,000, respectively.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                          --------                 --------
                                                                      2001        2000         2001        2000
                                                                      ----        ----         ----        ----
Numerator:
     Net Loss ...................................................    $(14,434)   $(6,332)    $(27,056)    $(11,806)
Denominator:
     Weighted average shares ....................................     31,140      30,796       31,102       30,557
     Weighted average unvested Common
       shares subject to repurchase .............................        (4)       (314)          (6)        (404)
                                                                     -------     -------     --------     --------
Denominator for basic and diluted ...............................     31,136      30,482       31,096       30,153
                                                                     =======     =======     ========     ========
Net loss per share:
     Basic and diluted...........................................    $(0.46)     $(0.21)     $ (0.87)     $ (0.39)
                                                                     =======     =======     ========     ========

NOTE 3 - RELATED PARTY TRANSACTIONS

In June 2001, the Company entered into a three year Cable Affiliation Agreement (the "Agreement") with a cable system operator to develop, deliver, and promote interactive content and Wink's viewer response services for the cable operator's subscribers. The cable system operator's controlling stockholder is a stockholder of the Company. Pursuant to the Agreement, the Company is committed to provide revenue guarantees of up to $5.00 per year for each Wink-enabled household during the first 12 months of deployment and $2.50 per year thereafter. For agreeing to deploy the Wink service as a standard feature to its digital subscribers, the Company will also make two $1.0 million dollar launch fee payments to the cable system operator in January 2002 and January 2003, plus a contingent launch bonus in 2002 of up to $1.00 per Wink-enabled household deployed if certain deployment criteria are met.

In conjunction with the Agreement, the Company granted the cable system operator a fully vested, immediately exercisable warrant. The warrant enables the holder to purchase 1,000,000 shares of Common Stock at $4.40 per share and expires in June 2011. The fair value of the warrant on the measurement date totaled $4,264,000. During the period ended June 30, 2001, warrant amortization recognized as revenue sharing and launch fee expense totaled $118,000. The remaining $4,146,000 will be recognized as revenue sharing and launch fee expense ratably over the remainder of the three year term of the Agreement. At June 30, 2001 the warrant had not been exercised.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. The Company currently does not carry intangible assets or goodwill in its balance sheet and therefore anticipates that the adoption of SFAS No. 142 will not have a material impact on the Company's consolidated financial position and results of operations.

In April 2001, the FASB's Emerging Issues Task Force reached consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 requires that consideration from a vendor to a retailer should be classified in the vendor's income statement as a reduction of revenue except when there is sufficient evidence of the fair value of the separate benefits received from the retailer. EITF 00-25 will be effective for annual or interim financial statements for periods beginning after December 15, 2001. Upon application of the provisions of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with these provisions. The Company is currently evaluating, but has not yet determined, the impact of EITF 00-25 on its consolidated financial position and results of operations.


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The primary differences between net loss and comprehensive loss is due to the unrealized gains on available-for-sale securities. Comprehensive loss for the three months and six months ended June 30, 2001 was $15,695,000 and $28,757,000 as compared to a reported net loss of $14,434,000 and $27,056,000, respectively. Comprehensive loss for the three months and six months ended June 30, 2000 was $5,895,000 and $11,381,000 as compared to a reported net loss of $6,332,000 and $11,806,000, respectively.


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

         Sources of Revenue. Through June 30, 2001, our revenues have been primarily derived from non-recurring and consulting engineering services under agreements to integrate Wink technology to various televisions and set-top boxes, license fees relating to the Wink Engine, Wink Studio, and Wink Broadcast Server software, charter advertising fees and service fees relating to software installation and post-installation customer support. Non-recurring engineering services have been recognized using the percentage-of-completion method, using labor hours as a measure of progress towards completion. Engineering consulting revenues have been recognized on a "time and materials" basis. Fees from installation services and post-installation customer support are recognized ratably over the term of the agreement. We recognize software license revenues relating to the Wink Engine on a "sell-through" basis upon notification of shipment of Wink-enabled set-top boxes or televisions by the original equipment manufacturer. License fees from Wink Studio and Wink Broadcast Server software are recognized ratably over the term of the subscription license agreement. Fees invoiced in advance of revenue recognition are included on the balance sheet as deferred revenue.

         Business Plan. Our business plan is to derive the primary portion of our future revenues from the Wink Response Network by charging transaction fees to advertisers and merchants for each information request or purchase order obtained from viewers who respond to Wink Enhanced Broadcasting and to provide data services related to those responses. The Wink Response Network was activated on a limited basis in the second half of 1998. However, no significant transaction fee revenue has been recognized to date. Substantially all the revenues earned from advertisers and merchants utilizing the Wink Response Network as of June 30, 2001 have been related to charter advertising agreements that provide for a flat fee to be paid in lieu of transaction fees. These fees have been recognized ratably over the life of the agreement, generally one year. Over the next few quarters, we intend to transition some of these advertiser agreements from a flat fee payment structure to a transaction and data provider fee basis. We have also entered into several agreements with advertisers and merchants that will pay fees on a transaction basis, and we intend to enter into more of these agreements in the future. The revenues recognized under these agreements were insignificant for the three and six months ended June 30, 2001. We may also derive revenue in the future from sales of products by us through our dedicated interactive and virtual channels. To date, the majority of our revenue has been derived from non-recurring and consulting engineering and installation services.

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

         Operating. Operating expense includes costs associated with our operations departments, including personnel costs, expenses related to the Company's internal information systems and costs of operating the Wink Response Network, including processing and telecommunication costs and payments to third-party consultants and customer service representatives. We expect operating expense to increase in the future as additional third-party consultants are used, additional telecommunications costs are incurred and additional depreciation expense is generated on larger equipment balances to support anticipated growth.

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

         We have incurred net losses since inception and, at June 30, 2001, had an accumulated deficit of $109.8 million. We may never achieve favorable operating results or profitability. See "Risk Factors --We have a history of losses and expect future losses."

RESULTS OF OPERATIONS

         Since inception, we have been engaged primarily in the development and licensing of Wink Enhanced Broadcasting. Accordingly, our historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

         Total revenues increased 246% to $2.2 million for the three months ended June 30, 2001, compared to $636,000 for the three months ended June 30, 2000. The increase in 2001 resulted primarily from a significant increase in service revenue of $1.7 million, or 592%. The increase in service revenue was primarily due to engineering consulting and installation services provided to related parties totaling $1.2 million for the three months ended June 30, 2001, whereas $283,000 was recognized for the three months ended June 30, 2000. Third party service revenues, comprising of engineering consulting and Wink Response Network related services, increased $742,000, or 100% over the same period last year. During the three months ended June 30, 2001, license revenues decreased by a total of $103,000, or 29%, compared to the same period in the prior year due to a decrease in royalty revenue from set-top box manufacturers. During the three months ended June 30, 2001, transactions with a related party and a third party accounted for 44% and 13% of our total revenues, respectively.

COSTS AND EXPENSES

         Total costs and expenses increased 93% to $17.2 million for the three months ended June 30, 2001, compared to $8.9 million for the three months ended June 30, 2000. The $8.3 million increase was primarily a result of increased revenue sharing and launch fees, including significant increases in equipment subsidies and other launch funds provided to our affiliated cable and satellite operators. A substantial increase in non-cash charges for warrant amortization and additional operating costs associated with the development, testing and deployment of Wink Enhanced Broadcasting also contributed to this increase of costs and expenses. We believe that continued expansion of our operations and our sales and marketing efforts is critical to the achievement of our goals. Therefore, we believe that costs and expenses will continue to increase.

         Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows:

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                       2001           2000
                                                       ----           ----

Revenue sharing and launch fees..............   $   2,848,000    $     414,000
Sales and marketing .........................         263,000          208,000
Product development .........................         121,000          129,000
General and administrative...................         121,000          192,000
                                                -------------    -------------
                                                $   3,353,000    $     943,000
                                                =============    =============

          Revenue sharing and launch fees. Revenue sharing and launch fees increased $7.6 million to $8.1 million for the three months ended June 30, 2001, from $548,000 for the three months ended June 30, 2000. The increase was primarily due to a $5.0 million increase in various costs related to the development and launch of Wink Enhanced Broadcasting with our affiliated cable and direct satellite system operators, including revenue guarantees, which were insignificant in 2000, and launch funds and equipment subsidies that were not incurred during the three months ended June 30, 2000 because the Wink service had not been deployed with a significant distribution partner as of June 30, 2000. The increase was also due to a $2.4 million increase in non-cash charges for stock warrant amortization. The increase in stock warrant amortization from the same period in the prior year is primarily related to amortization of warrants that were issued, mostly in the second half of 2000, in connection with new distribution agreements with certain cable and satellite system operators. As of June 30, 2001, there were approximately four million households deployed with the Wink service. We believe that the number of Wink-enabled households will continue to increase in the future.

          In June 2001, we entered into a three-year Cable Affiliation Agreement (the "Agreement") with a cable system operator to develop, deliver, and promote interactive content and Wink's viewer response services for the cable operator's subscribers. The cable system operator's controlling stockholder is a stockholder of Wink. Pursuant to the Agreement, we are committed to provide revenue guarantees of up to $5.00 per year for each Wink-enabled household during the first 12 months of deployment and $2.50 per year thereafter. For agreeing to deploy the Wink service as a standard feature to its digital subscribers, we will also make two $1.0 million dollar launch fee payments to the cable system operator in January 2002 and January 2003, plus a contingent launch bonus in 2002 of up to $1.00 per Wink-enabled household deployed if certain deployment criteria are met.

          In conjunction with the Agreement, we granted the cable system operator a fully vested, immediately exercisable warrant. The warrant enables the holder to purchase 1,000,000 shares of common stock at $4.40 per share and expires in June 2011. The fair value of the warrant on the measurement date totaled $4,264,000. During the period ending June 30, 2001, amortization recognized as revenue sharing and launch fee expense totaled $118,000. The remaining $4,146,000 will be recognized as revenue sharing and launch fee expense ratably over the remainder of the three year term of the Agreement. At June 30, 2001 the warrant had not been exercised.

         Sales and Marketing. Sales and marketing expense increased 35% to $2.7 million for the three months ended June 30, 2001, from $2.0 million for the three months ended June 30, 2000. The increase was due to increases in personnel and advertising costs to support our expanded activities.

         Operating. Operating expense increased 10% to $2.2 million for the three months ended June 30, 2001, from $2.0 million for the three months ended June 30, 2000. The increase was primarily due to additional telecommunications costs incurred to operate the Wink Response Network and increased depreciation expense for internal and deployment equipment purchased, both of which were incurred to support increased Wink technology deployment activities and our expanded operations.

         Product Development. Product development expense decreased 12% to $2.3 million for the three months ended June 30, 2001, from $2.6 million for the three months ended June 30, 2000, as decreased engineering and product development personnel costs were incurred due to decreases in headcount.

         General and Administrative. General and administrative expense increased 12% to $1.9 million for the three months ended June 30, 2001, from $1.7 million for the three months ended June 30, 2000. The increase was related to the hiring of administrative and executive personnel to support anticipated future growth and increased facilities expense, offset by a decrease in legal fees related to the settlement of a patent infringement case in 2000.

         Interest and Other Income, Net. Interest and other income, net decreased 71% to $589,000 for the three months ended June 30, 2001, from $2.0 million for the three months ended June 30, 2000. This decrease was primarily due to the write-off of an equity investment in a private technology company totaling $1.2 million. The decrease also included a $200,000 decrease in interest income due to lower average cash and short-term investment balances for the three months ended June 30, 2001.

         Income Taxes. We have not generated taxable income since inception and, as a result, the provision for income taxes consists solely of the Delaware and California minimum franchise taxes that are included in general and administrative expenses. At June 30, 2001, we had federal net operating loss carryforwards of approximately $87 million available to reduce future taxable income. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited, as we have incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been established.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

         Total revenues increased 225% to $3.9 million for the six months ended June 30, 2001, compared to $1.2 million for the six months ended June 30, 2000. The increase in 2001 resulted primarily from a significant increase in service revenue of $2.8 million, or 683%. The increase in service revenue was primarily due to engineering consulting and installation services provided to related parties totaling $2.5 million for the six months ended June 30, 2001, a $2.0 million increase over the

$412,000 recognized for similar services provided in the six months ended June 30, 2000. Third party service revenues, which is comprised of engineering consulting and Wink Response Network related services, increased $769,000 over the same period last year. During the six months ended June 30, 2001, license revenues decreased by a total of $64,000, or 9%, compared to the same period in the prior year due to a decrease in royalty revenue from set-top box manufacturers, offset by Wink Studio and Wink Server license fees earned in 2001. During the six months ended June 30, 2001, transactions with a related party accounted for 53% of our total revenues.

COSTS AND EXPENSES

         Total costs and expenses increased 104% to $33.8 million for the six months ended June 30, 2001, compared to $16.6 million for the six months ended June 30, 2000. The $17.2 million increase was primarily a result of a $9.9 million dollar increase in revenue sharing and launch fees, including significant increases in equipment subsidies and other launch funds provided to our affiliated cable and satellite operators. A substantial increase from prior year in non-cash charges for stock and warrant amortization totaling $5.2 million and additional operating costs associated with the development, testing and deployment of Wink Enhanced Broadcasting also contributed to this increase of costs and expenses. We believe that continued expansion of our operations and our sales and marketing efforts is critical to the achievement of our goals. Therefore, we believe that costs and expenses will continue to increase.

         Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows:

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                             --------
                                                       2001           2000
                                                       ----           ----

Revenue sharing and launch fees...............  $   5,835,000    $     617,000
Sales and marketing ..........................        474,000          337,000
Product development ..........................        242,000          258,000
General and administrative....................        222,000          384,000
                                                -------------    -------------
                                                $   6,773,000    $   1,596,000
                                                =============    =============

         Revenue sharing and launch fees. Revenue sharing and launch fees increased $14.9 million to $15.8 million for the six months ended June 30, 2001, from $861,000 for the six months ended June 30, 2000. The increase is primarily due to a $9.9 million rise in costs related to the development and launch of Wink Enhanced Broadcasting with our affiliated cable and satellite system operators, including revenue guarantees, which were insignificant in 2000, launch funds and equipment subsidies that were not incurred during the six months ended June 30, 2000, because the Wink service had not been deployed with a significant distribution partner as of June 30, 2000. There was also a $5.2 million increase in non-cash charges for stock warrant amortization. The increase in stock warrant amortization from the same period in the prior year is primarily related to amortization of warrants that were issued in the second half of 2000, in connection with new distribution agreements with certain cable and satellite system operators. As of June 30, 2001, there were approximately four million households deployed with the Wink service. We believe that the number of Wink-enabled households will continue to increase in the future.

         Sales and Marketing. Sales and marketing expense increased 32% to $5.0 million for the six months ended June 30, 2001, from $3.8 million for the six months ended June 30, 2000. The increase was due to increases in personnel and advertising costs to support our expanded activities.

         Operating. Operating expense increased 14% to $4.9 million for the six months ended June 30, 2001, from $4.3 million for the six months ended June 30, 2000. The increase was primarily due to additional telecommunications costs incurred to operate the Wink Response Network and increased depreciation expense for internal and deployment equipment purchased, both of which were incurred to support increased Wink technology deployment activities and our expanded operations

         Product Development. Product development expense was relatively flat with a decrease of 2% to $4.5 million for the six months ended June 30, 2001, from $4.6 million for the six months ended June 30, 2000. The decrease was due to a decline in facilities related expenses, offset by slightly higher personnel costs in 2001.

         General and Administrative. General and administrative expense increased 16% to $3.6 million for the six months ended June 30, 2001, from $3.1 million for the six months ended June 30, 2000. The increase was related to the hiring of administrative and executive personnel to support anticipated future growth and increased facilities expense, offset by a decrease in legal fees related to the settlement of a patent infringement case in 2000.

         Interest and Other Income, Net. Interest and other income, net decreased 19% to $2.9 million for the six months ended June 30, 2001, from $3.6 million for the six months ended June 30, 2000. This decrease was primarily due to the write-off of an equity investment in a private technology company totaling $1.2 million, offset by an increase in interest revenue due to significant appreciation earned on fixed income short-term investments.

         Income Taxes. We have not generated taxable income since inception and, as a result, the provision for income taxes consists solely of the Delaware and California minimum franchise taxes that are included in general and administrative expenses. At June 30, 2001, we had federal net operating loss carryforwards of approximately $87 million available to reduce future taxable income. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited, as we have incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been established.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our activities largely through the sale of equity securities and through proceeds from capital lease financing. As of June 30, 2001, we have raised $104.5 million through the sale of our Convertible Preferred Stock. In August 1999, we raised net proceeds of $77.3 million from the initial public offering of Common Stock. We had $96.9 million of cash, cash equivalents and short-term investments at June 30, 2001.

         Net cash used in operating activities totaled $21.5 million and $9.5 million for the six months ended June 30, 2001 and 2000, respectively, primarily as a result of our net losses.

         Net cash provided by investing activities totaled $24.6 million for the six months ended June 30, 2001 and was attributable to the net proceeds from liquidating short-term investments totaling $26.0 million, offset by the acquisition of $1.4 million of property and equipment. Net cash used in investing activities totaled $3.1 million for the six months ended June 30, 2000, and was attributable to the purchase of private equity securities totaling $4.3 million and the acquisition of $1.8 million of property and equipment, offset by net proceeds of short-term investments of $3.1 million.

         Net cash provided by financing activities for the six months ended June 30, 2001 was $430,000 and was due to proceeds from issuance of Common Stock under our employee stock option and purchase plans. For the six months ended June 30, 2000, net cash provided by financing activities was $2.5 million, consisting principally of proceeds from issuance of Common Stock under our employee stock option and purchase plans and the repayment of a stockholder note balance of $250,000. These proceeds were partially offset by capital lease obligation principal payments of $225,000.

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

         For Microsoft and certain cable and direct broadcast satellite system operators, some of whom are also related parties, we have also provided minimum revenue guarantees. If Wink Enhanced Broadcasting fails to generate sufficient revenue to meet the guaranteed amount per Wink subscriber, we are obligated to pay the difference between the guaranteed amount and the amount actually earned. Such revenue guarantees will be recognized in the period incurred. We have also agreed to provide marketing and launch funds to a number of cable and direct broadcast satellite system operators, some of which are contingent upon the commercial launch of Wink Enhanced Broadcasting. Revenue guarantees range from $1.00 to $5.00 per Wink-enabled household per year. Launch fees range from $0.50 to $5.00 per Wink-enabled household. As of June 30, 2001, there were approximately four million households deployed with the Wink service. We believe that the number of Wink-enabled households will continue to increase in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our consolidated financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. We currently do not carry intangible assets or goodwill on our balance sheet and therefore anticipate that the adoption of SFAS No. 142 will not have a material impact on our consolidated financial position and results of operations.

         In April 2001, the FASB's Emerging Issues Task Force reached consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 requires that consideration from a vendor to a retailer should be classified in the vendor's income statement as a reduction of revenue except when there is sufficient evidence of the fair value of the separate benefits received from the retailer. EITF 00-25 will be effective for annual or interim financial statements for periods beginning after December 15, 2001. Upon application of the provisions of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with these provisions. We are currently evaluating, but have not yet determined, the impact of EITF 00-25 on our consolidated financial position and results of operations.

RISK FACTORS

WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES.

         We have a limited operating history, which makes the prediction of future results difficult. We have incurred significant net losses since inception and, at June 30, 2001, had an accumulated deficit of $109.8 million. To date, we have recognized minimal revenue, and our ability to generate revenue is subject to substantial uncertainty. In addition, we currently intend to incur substantial operating expenses to fund additional technological development, sales, marketing, transaction processing and general activities. We expect that our total operating expenses, excluding stock compensation charges, for the year ending December 31, 2001 will be $65 to $70 million.

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

         We have entered into agreements with Microsoft, cable and direct broadcast satellite system operators and other market participants to share with these entities a portion of revenues, if any, we generate from viewer responses to Wink Enhanced Broadcasting. For certain cable and direct broadcast satellite system operators, we have provided a minimum revenue guarantee. These guarantees range from $1 to $5 per year per Wink-enabled home. In addition, we have given minimum revenue guarantees to Microsoft ranging from $2 to $4 per year per Wink-enabled device in which Microsoft controls the operating system, application environment and content and data services, in exchange for certain rights to process viewer responses to enhanced television offers. If Wink Enhanced Broadcasting fails to generate sufficient revenue to meet these minimum revenue guarantees, we will have to pay the difference between the guaranteed amount and the amount actually earned by the operator or Microsoft. These liabilities may be substantial.

         We have also agreed to provide launch and marketing funds to a number of cable and direct broadcast satellite system operators, contingent upon the commercial launch of Wink Enhanced Broadcasting, of up to $5.00 per household.

WE HAVE RELIED UPON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

         We currently derive a significant portion of our revenues from a limited number of customers. In the six months ended June 30, 2001, our four largest customers accounted for 67% of our revenues, and one customer, a related party, accounted for 53% by itself. In the year ended December 31, 2000, our five largest customers, accounted for approximately 73% of our revenues. We do not expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods since our business plan is premised upon receiving the primary portion of our revenue directly from several advertisers and merchants. As a result, if we fail to successfully execute our business plan, as it currently exists, sell our products and services to one or more customers in any particular period, or if a large customer purchases fewer of our products or services or terminates its relationship with us, our revenues could decline significantly.

WE HAVE DEPENDED ON ARRANGEMENTS WITH RELATED PARTIES.

         Revenues related to software licenses, engineering and installation services provided to customers who are also holders of our Common Stock represented $2,516,000 and $655,000 or 64% and 56% of our total revenues for the six months ended June 30, 2001 and 2000, respectively. Additionally, revenue sharing and launch fees paid to related parties were $9,741,000 or 29% of total costs for the six months ended June 30, 2001. Related party costs were minor in the six months ended June 30, 2000.

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

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES WHEN WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF WARRANTS.

         In 2000 and in the six months ended June 30, 2001, we entered into agreements with several distribution partners whereby we agreed to issue warrants to purchase up to an aggregate of 1.1 million shares of Common Stock which are exercisable if those distribution partners satisfy certain milestones. The value of the warrants will be estimated using the Black-Scholes model when it becomes probable that the warrants will be earned and will be remeasured until performance is complete. The value of the warrants will be amortized over the estimated economic life of the arrangements with the distribution partners. As of this filing, no warrants to purchase our common stock per these milestones were earned by these distribution partners.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Sensitivity. Our exposure to market risk for interest rate changes relates primarily to our short-term investment portfolio. We had no derivative financial instruments as of June 30, 2001 or December 31, 2000. We invest our marketable securities in accordance with our investment policy and maintain our portfolio in the form of managed investment accounts comprised of money market accounts, corporate bonds and government bonds and notes. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The primary objective of our portfolio is to maintain proper liquidity to meet the operating needs of the business. Our policy specifies credit quality standards for the investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average maximum maturity of the portfolio is based on the Lehman 1-3 index.

         Our holdings are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 50 basis points from levels as of June 30, 2001, we believe the fair value of the portfolio would decline by an immaterial amount.

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

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            WINK COMMUNICATIONS, INC.
                            (Registrant)

                            By: /s/ JONATHAN W. SPATZ
                                -----------------------------------------------
                            Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

Date: August 13, 2001