Form 10-Q
period 2001-09-30
WINK COMMUNICATIONS INC
filed 2001-11-14
CIK 1062157

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 000-26655



                            WINK COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                            94-3212322
 State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                           1001 MARINA VILLAGE PARKWAY
                            ALAMEDA, CALIFORNIA 94501
                                 (510) 337-2950
                                  WWW.WINK.COM


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes |X| No |_|

         The number of shares of the Registrant's Common Stock outstanding as of October 31, 2001 was 31,223,000.

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets.....................    3

                 Condensed Consolidated Statements of Operations...........    4

                 Condensed Consolidated Statements of Cash Flows...........    5

                 Notes to Condensed Consolidated Financial Statements......    6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   10

                 Risk Factors..............................................   17

Item 3.          Quantitative and Qualitative Disclosures
                 about Market Risk.........................................   22

PART II OTHER INFORMATION

Item 1.          Legal Proceedings.........................................   23

Item 2.          Changes in Securities.....................................   23

Item 3.          Defaults Upon Senior Securities...........................   23

Item 4.          Submission of Matters to a Vote of Security Holders.......   23

Item 5.          Other Information.........................................   23

Item 6.          Exhibits and Reports on Form 8-K..........................   23

Signature-       ..........................................................   24

                            WINK COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    2001             2000
                                                                                    ----             ----
                             ASSETS
Current Assets:
   Cash and cash equivalents ...................................................   $  13,799    $  22,093
   Short-term investments ......................................................      73,918       98,907
   Accounts receivable - related parties, net ..................................       1,499        3,253
   Accounts receivable - third parties, net ....................................       1,129          722
   Prepaid expenses and other current assets ...................................       1,491        2,361
                                                                                   ---------    ---------
      Total current assets .....................................................      91,836      127,336
Property and equipment, net ....................................................       4,812        4,638
Deferred charges and other assets - related parties, net .......................      10,609        7,473
Deferred charges and other assets - third parties, net .........................       7,896        7,013
                                                                                   ---------    ---------
                                                                                   $ 115,153    $ 146,460
                                                                                   =========    =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ............................................................   $   1,199    $   1,500
   Accrued expenses ............................................................       4,015        4,139
   Due to related parties ......................................................      12,155       10,060
   Deferred revenue - related parties ..........................................         534        1,832
   Deferred revenue - third parties ............................................       1,054        1,379
                                                                                   ---------    ---------
      Total current liabilities ................................................      18,957       18,910
                                                                                   ---------    ---------
Stockholders' Equity:
   Common Stock, $0.001 par value; 100,000 shares authorized;
      31,205 and 31,102 shares issued and outstanding ..........................          31           31
   Additional paid-in capital ..................................................     267,625      263,439
   Stockholders' notes receivable ..............................................      (1,291)      (2,499)
   Unearned compensation .......................................................     (46,823)     (52,306)
   Accumulated deficit .........................................................    (124,415)     (82,788)
   Accumulated other comprehensive income ......................................       1,069        1,673
                                                                                   ---------    ---------
      Total stockholders' equity ...............................................      96,196      127,550
                                                                                   ---------    ---------
                                                                                   $ 115,153    $ 146,460
                                                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                             -------------          -------------
                                                          2001        2000        2001        2000
                                                          ----        ----        ----        ----
Revenues:
    Licenses - related parties ......................   $     23    $    132    $     82    $    375
    Licenses - third parties ........................        191         211         818         718
    Services - related parties ......................      1,177       1,096       3,634       1,508
    Services - third parties ........................        364        --         1,133        --
                                                        --------    --------    --------    --------
       Total revenues ...............................      1,755       1,439       5,667       2,601
                                                        --------    --------    --------    --------

Costs and expenses:
    Revenue sharing and launch fees - related parties      5,913         569      15,654         985
    Revenue sharing and launch fees - third parties .      3,050         832       9,130       1,277
    Sales and marketing .............................      2,365       2,209       7,324       5,983
    Operating .......................................      2,464       1,857       7,364       6,156
    Product development .............................      1,957       3,547       6,480       8,125
    General and administrative ......................      1,692       1,625       5,320       4,707
                                                        --------    --------    --------    --------
       Total costs and expenses .....................     17,441      10,639      51,272      27,233
                                                        --------    --------    --------    --------
Loss from operations ................................    (15,686)     (9,200)    (45,605)    (24,632)
Interest income and other, net ......................      1,115       2,312       3,978       5,938
                                                        --------    --------    --------    --------
Net loss ............................................   $(14,571)   $ (6,888)   $(41,627)   $(18,694)
                                                        ========    ========    ========    ========

Net loss per share:
    Basic and diluted ...............................   $  (0.47)   $  (0.22)   $  (1.34)   $  (0.62)
    Weighted average shares used in computing
       both basic and diluted net loss per share ....     31,181      30,718      31,126      30,255

    See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                   2001          2000
                                                                                   ----          ----
Cash flows from operating activities:
    Net loss ..................................................................   $(41,627)   $(18,694)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property and equipment ................      1,743       1,210
       Amortization of deferred launch fees ...................................      7,877        --
       Stock-based costs and expenses .........................................     10,332       3,319
       Net loss on equity investment ..........................................      1,221          99
       Changes in assets and liabilities:
         Accounts receivable - related parties ................................      1,754      (1,214)
         Accounts receivable - third parties ..................................       (407)        170
         Prepaid expenses & other current assets ..............................        870        (738)
         Deferred charges and other assets - related parties ..................    (10,242)       (333)
         Deferred charges and other assets - third parties ....................     (2,875)        252
         Accounts payable .....................................................       (301)       (595)
         Accrued expenses .....................................................       (124)        584
         Due to related parties ...............................................      2,095         410
         Deferred revenues - related parties ..................................     (1,298)        (68)
         Deferred revenues - third parties ....................................       (325)       (186)
                                                                                  --------    --------
Net cash used in operating activities .........................................    (31,307)    (15,784)
                                                                                  --------    --------

Cash flows from investing activities:
    Net proceeds from (purchases of) short-term investments ...................     24,385      (6,143)
    Purchase of private equity securities .....................................       --        (4,271)
    Property and equipment purchases ..........................................     (1,917)     (2,707)
                                                                                  --------    --------
Net cash provided by (used in) investing activities ...........................     22,468     (13,121)
                                                                                  --------    --------

Cash flows from financing activities:
    Proceeds from Common Stock issuances ......................................        545       3,275
    Proceeds from stockholders' notes receivable ..............................       --           250
    Principal payments on capital lease obligations ...........................       --          (365)
                                                                                  --------    --------
Net cash provided by financing activities .....................................        545       3,160
                                                                                  --------    --------
Net decrease in cash and cash equivalents .....................................     (8,294)    (25,745)
Cash and cash equivalents at beginning of period ..............................     22,093      58,032
                                                                                  --------    --------
Cash and cash equivalents at end of period ....................................   $ 13,799    $ 32,287
                                                                                  ========    ========

Schedule of supplemental non-cash investing and financing activities:
Repurchase of Common Stock and cancellation
    of related stockholder note receivable ....................................   $  1,208    $   --
                                                                                  ========    ========
Common Stock issued for services ..............................................   $    585    $   --
                                                                                  ========    ========

    See accompanying notes to condensed consolidated financial statements.

                            WINK COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management they reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information. The condensed balance sheet data as of December 31, 2000 is derived from the audited financial statements as of and for the year then ended and does not include all notes and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended. The results of operations for the interim period ended September 30, 2001, are not necessarily indicative of results to be expected for the full year or any other period.

RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period presentation.


NOTE 2 - NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of unvested restricted common shares and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive. Total potential common shares at September 30, 2001 and 2000 were 11,783,000 and 8,452,000, respectively.

                            WINK COMMUNICATIONS, INC.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                           -------------          -------------
                                          2001        2000       2001        2000
                                          ----        ----       ----        ----
Numerator:
    Net Loss .......................   $(14,571)   $ (6,888)   $(41,627)   $(18,694)
                                       ========    ========    ========    ========
Denominator:
    Weighted average shares ........     31,184      31,017      31,131      30,694
    Weighted average unvested Common
       shares subject to repurchase          (3)       (299)         (5)       (439)
                                       --------    --------    --------    --------
Denominator for basic and diluted ..     31,181      30,718      31,126      30,255
                                       ========    ========    ========    ========
Net loss per share:
    Basic and diluted ..............   $  (0.47)   $  (0.22)   $  (1.34)   $  (0.62)
                                       ========    ========    ========    ========



NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force reached consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 requires that consideration from a vendor to a reseller should be classified in the vendor's income statement as a reduction of revenue except when there is sufficient evidence of the fair value of the separate benefits received from the reseller. EITF 00-25 will be effective for annual or interim financial statements for periods beginning after December 15, 2001. Upon application of the provisions of EITF 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with these provisions. The Company is currently evaluating, but has not yet determined, the impact of EITF 00-25 on its consolidated financial position and results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of goodwill at least annually. The Company currently does not carry intangible assets or goodwill in its balance sheet and therefore anticipates that the adoption of SFAS No. 142 will not have a material impact on the Company's consolidated financial position and results of operations.

                            WINK COMMUNICATIONS, INC.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 144 requires the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The Company is currently evaluating, but has not yet determined, the impact of SFAS No. 144 on its consolidated financial position and results of operations.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The primary differences between net loss and comprehensive loss is due to the unrealized gains on available-for-sale securities. Comprehensive loss for the three and nine months ended September 30, 2001 was $13,475,000 and $42,231,000 as compared to a reported net loss of $14,571,000 and $41,627,000, respectively. Comprehensive loss for the three and nine months ended September 30, 2000 was $6,469,000 and $17,837,000 as compared to a reported net loss of $6,888,000 and $18,694,000, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into an integration agreement with a developer of software and support systems relating to the provision of interactive program guides ("IPG") to incorporate the Wink Service with current and future releases of the IPG for specified set-top boxes and to promote the use of the Wink service. Wink concurrently entered into a Common Stock and Warrant Issuance Agreement with the IPG developer pursuant to which the Company issued to the developer 50,000 shares of Common Stock. The fair value of the Common Stock on the date it was issued totaled $480,000. This amount is being amortized to revenue sharing and launch fees-related parties, ratably over the shorter of the life of the integration agreement or the expected period of benefit.

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

In June 2001, the Company entered into a three-year Cable Affiliation Agreement (the "Agreement") with a cable system operator to develop, deliver, and promote interactive content and Wink's viewer response services for the cable operator's subscribers. The cable system operator's controlling stockholder is a stockholder of Wink. Pursuant to the Agreement, the Company is committed to provide revenue guarantees of up to $5.00 per year for each Wink-enabled household during the first 12 months of deployment and $2.50 per year thereafter. For agreeing to deploy the Wink service as a standard feature to its digital subscribers, the Company will also make launch fee payments totaling $3.2 million to the cable system operator through January 2003, plus a contingent launch bonus in 2002 of up to $1,000,000 if certain deployment criteria are met.

In conjunction with the Agreement, the Company granted the cable system operator a fully vested, immediately exercisable warrant to purchase 1,000,000 shares of common stock at $4.40 per share. The warrant expires in June 2011. The fair value of the warrant on the measurement date totaled $4,264,000 and will be amortized to revenue sharing and launch fees-related parties over the term of the agreement or the expected period of benefits, whichever is shorter. During the nine-month period ending September 30, 2001, amortization recognized as revenue sharing and launch fee expense totaled $473,000.

At September 30, 2001 the warrant had not been exercised.

During the three and nine months ended September 30, 2001, the Company recognized expenses associated with revenue guarantees and launch funds provided to a cable system operator of $961,000 and $2,575,000, respectively. The controlling stockholder of this operator is also a stockholder of the Company. During the three and nine months ended September 30, 2001, the Company also recognized revenue of $1,166,000 and $3,254,000, respectively, for engineering consulting and installation services provided to this related party.

NOTE 6 - CONCENTRATION

At September 30, 2001, one related party customer and two third-party customers accounted for 46%, 17% and 12% of the net accounts receivable balance, respectively. During the three and nine months ended September 30, 2001, transactions with a related party accounted for 66% and 57% the Company's total revenues, respectively. During the three and nine months ended September 30, 2001, one satellite system operator, a related party, represented 26% and 24%, respectively, of total costs & expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements within the meaning of the federal securities laws, particularly statements referencing future sources of revenue, the expected increase in the number of Wink-enabled households and the expected increase in revenue sharing and launch fees as well as trends in other costs and expenses. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar importance are intended to identify such forward-looking statements. These forward-looking statements are based on current expectations as of today only and involve risk and uncertainties. Actual results may differ materially from those expressed or forecasted in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, economic and advertising market variables, the rate in which Wink Enhanced Broadcasting is deployed and acceptance of Wink Enhanced Broadcasting by consumers, those risks and uncertainties set forth in this discussion under "Risk Factors" and other risks detailed from time to time in reports filed with the Securities and Exchange Commission. In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended (the "Form 10-K"). The following discussion should be read in conjunction with the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

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

         Sources of Revenue. Through September 30, 2001, our revenues have been primarily derived from non-recurring and consulting engineering services under agreements to integrate Wink technology to various televisions and set-top boxes, license fees relating to the Wink Engine, Wink Studio, and Wink Broadcast Server software, charter advertising fees and service fees relating to software installation and post-installation customer support. Non-recurring engineering services have been recognized using the percentage-of-completion method, using labor hours as a measure of progress towards completion. Engineering consulting revenues have been recognized on a "time and materials" basis. Fees from installation services and post-installation customer support are recognized ratably over the term of the agreement. We recognize software license revenues relating to the Wink Engine on a "sell-through" basis upon notification of shipment of Wink-enabled set-top boxes or televisions by the original equipment manufacturer. License fees from Wink Studio and Wink Broadcast Server software are recognized ratably over the term of the subscription license agreement. Fees invoiced in advance of revenue recognition are included on the balance sheet as deferred revenue.

         Business Plan. Our business plan is to derive the primary portion of our future revenues from the Wink Response Network by charging transaction fees to advertisers and merchants for each information request or purchase order obtained from viewers who respond to Wink Enhanced Broadcasting and to provide data analysis and reporting services related to those responses. The Wink Response Network was activated on a limited basis in the second half of 1998. However, no material transaction fee revenue has been recognized to date. Substantially all of the revenues earned from advertisers and merchants utilizing the Wink Response Network as of September 30, 2001 have been related to charter advertising agreements that provide for a flat fee to be paid in lieu of transaction fees. These fees have been recognized ratably over the life of the agreement, generally one year. We have also entered into agreements with advertisers and merchants that will pay fees on a transaction basis, and our business plan is to enter into more of these agreements in the future. The revenues recognized under these agreements were not material for the three and nine months ended September 30, 2001. We may also derive revenue in the future from sales of products through our dedicated interactive and virtual channels. Due to the recent downturn in the economy, specifically in the advertising industry, we have not experienced the significant increase in transaction fees we had expected. In addition, we do not currently have substantial commitments from advertisers beyond 2001. To date, the majority of our revenue has been derived from non-recurring and consulting engineering and installation services. Non-recurring and consulting engineering projects are a result of specific customer requests and therefore there is no assurance the Company will obtain revenue-producing engineering projects in the future.

         The statements regarding our business plan and future sources of revenue are forward-looking, and actual results may differ materially. Factors that could cause future sources of revenue to differ include, but are not limited to: (1) the response of advertisers and merchants to a system that would charge them transaction fees for viewers' information requests, purchase orders or data regarding responses collected; (2) the desire of viewers to purchase merchandise through the Wink Response Network; (3) the response of creators of programming or advertising who will need to create high-quality content that appeals and motivates viewers; and (4) the additional risk factors set forth below in "Risk Factors."

         Revenue Sharing and Launch Fees. Revenue sharing and launch fees include costs related to our agreements with cable and satellite system operators and network broadcast and cable programmers to deploy the Wink service to their subscribers. Such costs include: amortization of warrants issued to the operators, revenue shares and guarantees, marketing funds, amortization of launch funds and equipment subsidies provided to the operators. Because the revenue guarantees and marketing and launch funds are contingent upon households deployed with the Wink Service or the commercial launch of Wink Enhanced Broadcasting by a distributor, where applicable, we are obligated to pay the revenue guarantees and marketing and launch funds regardless of whether there is any revenue earned from transaction fees or data analysis and reporting services. As of September 30, 2001, we have deployed approximately five million households with the Wink Service. We believe that the number of Wink-enabled households will continue to increase in the future therefore revenue sharing and launch fees are expected to increase significantly (see "Liquidity and Capital Resources" and "Risk Factors" below).


         Sales and Marketing. Sales and marketing expense includes salaries, non-cash charges for employee stock-based compensation, consulting fees, travel-related costs and advertising expenses associated with our sales and consumer marketing departments. Sales and marketing expense also includes costs related to marketing materials, commercial spots and training for the launch of Wink Enhanced Broadcasting in new cable systems. We expect sales and marketing expense to increase in the future as additional marketing and advertising costs are incurred to support anticipated growth.

         Operating. Operating expense includes costs associated with our operations departments, including personnel costs, expenses related to our internal information systems and costs of operating the Wink Response Network, including processing and telecommunication costs and payments to third-party consultants and customer service representatives. We expect operating expense to increase in the future as additional third-party consultants are used, additional telecommunications costs are incurred and additional depreciation expense is generated on larger equipment balances to support anticipated growth.

         Product Development. Product development expense includes costs associated with our engineering and business development departments, including personnel costs, non-cash charges for employee stock-based compensation and fees to third-party consultants. Costs of developing the Wink technology to be incorporated in several different set-top box platforms for both our cable and direct broadcast satellite system operators and continued work on enhancing our proprietary automated Wink Response Network comprise a significant portion of product development expenses. We expect product development expense to remain relatively constant but we may need to expend additional resources to meet certain product launch targets.

         General and Administrative. General and administrative expense includes administrative and executive personnel costs, rent, facilities, legal expenses for general corporate and intellectual property purposes, investor relations costs associated with being a public company and non-cash charges for employee stock-based compensation. We believe that as operations continue to increase in size and scope, general and administrative expenses will continue to increase, although at a lower rate than in past periods.

         We have incurred net losses since inception and, at September 30, 2001, had an accumulated deficit of $124.4 million. We may never achieve favorable operating results or profitability. See "Risk Factors --We have a history of losses and expect future losses."

RESULTS OF OPERATIONS

         Since inception, we have been engaged primarily in the development and licensing of Wink Enhanced Broadcasting. Accordingly, our historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

         Total revenues increased 29% to $1.8 million for the three months ended September 30, 2001, compared to $1.4 million for the three months ended September 30, 2000. The increase resulted primarily from a significant increase in service revenue of $445,000, or 41%. The increase in service revenue was primarily attributable to engineering consulting and installation services and transaction fee revenues from third parties totaling $364,000 for the three months ended September 30, 2001, whereas nothing was recognized for the three months ended September 30, 2000. During the three months ended September 30, 2001, transactions with a related party accounted for 66% of our total revenues.

COSTS AND EXPENSES

         Total costs and expenses increased 64% to $17.4 million for the three months ended September 30, 2001, compared to $10.6 million for the three months ended September 30, 2000. The $6.8 million increase was primarily a result of increased revenue sharing and launch fees, including significant increases in equipment subsidies and other launch funds provided to our affiliated cable and satellite operators. A substantial increase in non-cash charges for warrant amortization and additional operating costs associated with the development, testing and deployment of Wink Enhanced Broadcasting also contributed to this increase in costs and expenses. We believe that continued expansion of our distribution, operations and sales and marketing efforts is critical to the achievement of our goals. Therefore, we believe that costs and expenses will continue to increase.

         Costs and expenses include non-cash charges for stock-based compensation and warrant amortization as follows:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           -------------
                                                         2001           2000
                                                         ----           ----
Revenue sharing and launch fees.....................   $3,084,000    $  969,000
Sales and marketing.................................      233,000       433,000
Product development.................................      121,000       129,000
General and administrative..........................      121,000       192,000
                                                       ----------    ----------
                                                       $3,559,000    $1,723,000
                                                       ==========    ==========

         Revenue Sharing and Launch Fees. Revenue sharing and launch fees increased $7.6 million to $9.0 million for the three months ended September 30, 2001, from $1.4 million for the three months ended September 30, 2000. The increase was primarily due to a $5.4 million increase in various costs related to the development and launch of Wink Enhanced Broadcasting with our affiliated cable and direct satellite system operators and network and cable programmers, including revenue guarantees, which were insignificant in 2000, and launch funds and equipment subsidies that were not incurred during the three months ended September 30, 2000 because the Wink service had not been deployed with a significant distribution partner as of September 30, 2000. The increase was also due to a $2.1 million increase in non-cash charges for warrant amortization. The increase in warrant amortization from the same period in the prior year is primarily related to amortization of warrants that were issued, mostly in the second half of 2000, in connection with new distribution agreements with certain cable and satellite system operators. As of September 30, 2001, there were approximately five million households deployed with the Wink service. We believe that the number of Wink-enabled households will continue to increase in the future, and therefore our revenue sharing and launch fees expenses will continue to increase.


         Sales and Marketing. Sales and marketing expense increased 9% to $2.4 million for the three months ended September 30, 2001, from $2.2 million for the three months ended September 30, 2000. The increase was due to increases in advertising costs to support our expanded activities.

         Operating. Operating expense increased 32% to $2.5 million for the three months ended September 30, 2001, from $1.9 million for the three months ended September 30, 2000. The increase was primarily due to additional telecommunications costs incurred to operate the Wink Response Network and increased depreciation expense for internal and deployment equipment purchased, both of which were incurred to support increased Wink technology deployment activities and our expanded operations.

         Product Development. Product development expense decreased 43% to $2.0 million for the three months ended September 30, 2001, from $3.5 million for the three months ended September 30, 2000, as decreased engineering and product development personnel costs were incurred due to decreases in employee headcount and the use of fewer consultants and temporary employees due to the product development and testing required for a significant launch of the Wink service early in the fourth quarter of 2000.

         General and Administrative. General and administrative expense increased 6% to $1.7 million for the three months ended September 30, 2001, from $1.6 million for the three months ended September 30, 2000. The increase was related to increased facilities expense, offset by a decrease in legal fees as a result of the settlement of a patent infringement case in 2000.

         Interest Income and Other, Net. Interest and other income, net, decreased 52% to $1.1 million for the three months ended September 30, 2001, from $2.3 million for the three months ended September 30, 2000. This decrease was primarily due to a $1.3 million decrease in interest income due to lower interest rates and lower average cash and short-term investment balances for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

         Total revenues increased 119% to $5.7 million for the nine months ended September 30, 2001, compared to $2.6 million for the nine months ended September 30, 2000. The increase in 2001 resulted primarily from a significant increase in service revenue of $3.3 million, or 216%. The increase in service revenue was primarily due to engineering consulting and installation services provided to related parties totaling $3.6 million for the nine months ended September 30, 2001, a $2.1 million increase over the $1.5 million recognized for similar services provided in the nine months ended September 30, 2000. Third party service revenues, which is comprised of engineering consulting and Wink Response Network related services, increased $1.1 million over the same period last year. During the nine months ended September 30, 2001, license revenues decreased by a total of $193,000, or 18%, compared to the same period in the prior year primarily due to a decrease in royalty revenue from set-top box manufacturers. During the nine months ended September 30, 2001, transactions with a related party accounted for 57% of our total revenues.

COSTS AND EXPENSES

         Total costs and expenses increased 88% to $51.3 million for the nine months ended September 30, 2001, compared to $27.2 million for the nine months ended September 30, 2000. The $24.1 million increase was primarily a result of a $15.2 million increase in revenue sharing and launch fees, including significant increases in equipment subsidies and other launch funds provided to our affiliated cable and satellite operators. A substantial increase from prior year in non-cash charges for stock-based and warrant amortization totaling $7.0 million and additional operating costs associated with the development, testing and deployment of Wink Enhanced Broadcasting also contributed to this increase of costs and expenses. We believe that continued expansion of our distribution, operations and our sales and marketing efforts is critical to the achievement of our goals. Therefore, we believe that costs and expenses will continue to increase.

         Costs and expenses include non-cash charges for stock-based compensation and warrant amortization as follows:

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       2001               2000
                                                       ----               ----
Revenue sharing and launch fees....................   $ 8,919,000   $ 1,586,000
Sales and marketing ...............................       707,000       770,000
Product development ...............................       363,000       387,000
General and administrative ........................       343,000       576,000
                                                      -----------   -----------
                                                      $10,332,000   $ 3,319,000
                                                      ===========   ===========

         Revenue Sharing and Launch Fees. Revenue sharing and launch fees increased $22.4 million to $24.8 million for the nine months ended September 30, 2001, from $2.4 million for the nine months ended September 30, 2000. The increase is primarily due to a $15.2 million rise in costs related to the development and launch of Wink Enhanced Broadcasting with our affiliated cable and satellite system operators and network and cable programmers, including revenue guarantees, which were insignificant in 2000, launch funds and equipment subsidies that were not incurred during the nine months ended September 30, 2000, because the Wink service had not been deployed with a significant distribution partner as of September 30, 2000. There was also a $7.3 million increase in non-cash charges for warrant amortization. The increase in stock amortization from the same period in the prior year is primarily related to amortization of warrants that were issued in the second half of 2000, in connection with new distribution agreements with certain cable and satellite system operators. As of September 30, 2001, there were approximately five million households deployed with the Wink service. We believe that the number of Wink-enabled households will continue to increase in the future, and therefore our revenue sharing and launch fees expenses will continue to increase.

         In June 2001, we entered into a three-year Cable Affiliation Agreement (the "Agreement") with a cable system operator to develop, deliver, and promote interactive content and Wink's viewer response services for the cable operator's subscribers. The cable system operator's controlling stockholder is a stockholder of Wink. Pursuant to the Agreement, we are committed to provide revenue guarantees of up to $5.00 per year for each Wink-enabled household during the first 12 months of deployment and $2.50 per year thereafter. For agreeing to deploy the Wink service as a standard feature to its digital subscribers, we will also make launch fee payments totaling $3.2 million to the cable system operator through January 2003, plus a contingent launch bonus in 2002 of up to $1,000,000 if certain deployment criteria are met.

         In conjunction with the Agreement, we granted the cable system operator a fully vested, immediately exercisable warrant to purchase 1,000,000 shares of common stock at $4.40 per share. The warrant expires in June 2011. The fair value of the warrant on the measurement date totaled $4,264,000 and will be amortized to revenue sharing and launch fees-related parties over the term of the agreement or the expected period of benefits, whichever is shorter. During the period ending September 30, 2001, amortization recognized as revenue sharing and launch fee expense totaled $473,000. At September 30, 2001 the warrant had not been exercised.

         Sales and Marketing. Sales and marketing expense increased 22% to $7.3 million for the nine months ended September 30, 2001, from $6.0 million for the nine months ended September 30, 2000. The increase was due to increases in personnel costs during the first half of the year and advertising costs to support our expanded activities.

         Operating. Operating expense increased 19% to $7.4 million for the nine months ended September 30, 2001, from $6.2 million for the nine months ended September 30, 2000. The increase was primarily due to additional telecommunications costs incurred to operate the Wink Response Network and increased depreciation expense for internal and deployment equipment purchased, both of which were incurred to support increased Wink technology deployment activities and our expanded operations.

         Product Development. Product development expense decreased 20% to $6.5 million for the nine months ended September 30, 2001, from $8.1 million for the nine months ended September 30, 2000. The decrease was primarily due to a decline in fees related to outside consultants and temporary employees due to the significant launch of the Wink service early in the fourth quarter of 2000, offset by slightly higher internal personnel costs in the first two quarters of 2001.

         General and Administrative. General and administrative expense increased 13% to $5.3 million for the nine months ended September 30, 2001, from $4.7 million for the nine months ended September 30, 2000. The increase was related to the rise in administrative and executive personnel costs, offset by a decrease in legal fees as a result of the settlement of a patent infringement case in 2000.

         Interest Income and Other, Net. Interest and other income, net, decreased 32% to $4.0 million for the nine months ended September 30, 2001, from $5.9 million for the nine months ended September 30, 2000. This decrease was primarily due to the write-off of an equity investment in a private technology company totaling $1.2 million and a decrease in interest income due to lower interest rates and lower average cash and short-term investment balances for the nine months ended September 30, 2001.

         Income Taxes. We have not generated taxable income since inception and, as a result, the provision for income taxes consists solely of the Delaware and California minimum franchise taxes that are included in general and administrative expenses. At September 30, 2001, we had federal net operating loss carryforwards of approximately $100 million available to reduce future taxable income. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited, as we have incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been established.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our activities primarily through the sale of equity securities. Prior to the initial public offering, we raised $104.5 million through the sale of our Convertible Preferred Stock. In August 1999, we raised net proceeds of $77.3 million from the initial public offering of Common Stock. We had $87.7 million of cash, cash equivalents and short-term investments at September 30, 2001.

         Net cash used in operating activities totaled $31.3 million and $15.8 million for the nine months ended September 30, 2001 and 2000, respectively, primarily as a result of our net losses and prepaid distribution costs.

         Net cash provided by investing activities totaled $22.5 million for the nine months ended September 30, 2001 and was attributable to the net proceeds from liquidating short-term investments totaling $24.4 million, offset by the acquisition of $1.9 million of property and equipment. Net cash used in investing activities totaled $13.1 million for the nine months ended September 30, 2000, and was attributable to the net purchase of short-term investments totaling $6.1 million, the purchase of private equity securities totaling $4.3 million and the acquisition of $2.7 million of property and equipment.

         Net cash provided by financing activities for the nine months ended September 30, 2001 was $546,000 and was due to proceeds from issuance of Common Stock under our employee stock option and purchase plans. For the nine months ended September 30, 2000, net cash provided by financing activities was $3.2 million, consisting principally of proceeds from issuance of Common Stock under our employee stock option and purchase plans and the repayment of a stockholder note balance of $250,000. These proceeds were partially offset by capital lease obligation principal payments of $365,000.

         We have entered into agreements with Microsoft, cable and direct broadcast satellite system operators and other television industry participants who support Wink-enhanced programming, some of whom are also related parties, to share with these entities a portion of revenues, if any, we generate from viewer responses to Wink Enhanced Broadcasting. These revenue sharing commitments are based upon the level of the commitment the particular participant has made to support Wink Enhanced Broadcasting. To date, immaterial transaction fee revenue has been recognized. To the extent that future transaction fee revenue is generated, we will record the revenue sharing as a charge to revenue sharing and launch fees in the period the revenue is recognized.

         For Microsoft and certain cable and direct broadcast satellite system operators, some of whom are also related parties, we have also provided minimum revenue guarantees. If Wink Enhanced Broadcasting fails to generate sufficient revenue to meet the guaranteed amount per Wink subscriber, we are obligated to pay the difference between the guaranteed amount and the amount actually earned. Such revenue guarantees will be recognized in the period incurred. We have also agreed to provide marketing and launch funds to a number of cable and direct broadcast satellite system operators, some of which are contingent upon the commercial launch of Wink Enhanced Broadcasting. Revenue guarantees range from $1.00 to $5.00 per Wink-enabled household per year. Launch fees range from $0.50 to $5.00 per Wink-enabled household. Several of the contracts we have with these distribution partners have contract years measured as of the end of the third and fourth quarters of the calendar year. As a result, significant payments related to these obligations will be made during the fourth quarter of 2001 and the first quarter of 2002. As of September 30, 2001, there were approximately five million households deployed with the Wink service. We believe that the number of Wink-enabled households will continue to increase in the future.

         We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our currently anticipated business requirements, including capital expenditures and strategic operating programs, for at least the next 12 months. Thereafter, if necessary, we may need to, or may elect to do so earlier, sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us, or at all.

                                  RISK FACTORS


WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES.

         We have a limited operating history, which makes the prediction of future results difficult. We have incurred significant net losses since inception and, at September 30, 2001, had an accumulated deficit of $124.4 million. To date, we have recognized minimal revenue, and our ability to generate revenue is subject to substantial uncertainty. In addition, we currently intend to incur substantial operating expenses to fund additional technological development, sales, marketing, transaction processing and general activities. We expect that our total operating expenses, excluding stock compensation charges, for the year ending December 31, 2001 will be $60 to $65 million.

OUR LIMITED OPERATING HISTORY AND THE EMERGING MARKET FOR INTERACTIVE TELEVISION MAKE OUR FUTURE FINANCIAL RESULTS UNPREDICTABLE.

         Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although our revenues increased for each of the last three years, we may not be able to sustain our historical revenue growth rates. We also expect to continue to incur increasing revenue sharing and launch fees, product development, operations, sales and marketing and general and administrative expenses. In addition, a significant amount of our revenues have been derived from installation and engineering consulting services provided by us and not from transaction fees paid by advertisers, merchants and network and cable programmers in conjunction with Wink-enhanced advertising and in-show commerce opportunities. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased transaction fee, data service fees and license and royalty revenues; however, our future revenue prospects, particularly those derived from viewer response activities, are subject to a high degree of uncertainty. As a result, we expect to incur significant and increasing losses and negative cash flows for the foreseeable future.

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

IF BROADCAST AND CABLE NETWORKS DO NOT AIR WINK-ENHANCED ADVERTISEMENTS, WE WILL NOT GENERATE REVENUES FROM ADVERTISERS AND MERCHANTS

         Because Wink enhancements are only available to viewers of networks that have adopted Wink Enhanced Broadcasting, we must rely upon networks to air Wink-enhanced advertising and programming in order to execute our business plan. While we have entered into agreements with 27 cable networks and four broadcast networks, these agreements generally commit the networks to use only reasonable efforts to air a specified amount of Wink-enhanced programming and do not require a Wink programming enhancement to be available at all times during this programming. In addition, some of the cable and broadcast networks agreements to air Wink-enhanced programming have expired, although most continue to air such programming. Moreover, our agreements allow the networks to select the programming to be enhanced at their discretion, and do not require the networks to employ enhanced broadcasting for all types of programming. Our agreements with networks are short-term and generally can be terminated after one year. Some networks can also terminate their agreements with us early upon the occurrence of certain events, including our failure to achieve specific performance requirements. The termination of one or more of these agreements, or our failure to enter into additional agreements and to increase programming commitments substantially, may prevent us from generating sufficient revenues to conduct our business.

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


WE HAVE RELIED UPON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

         We currently derive a significant portion of our revenues from a limited number of customers. In the nine months ended September 30, 2001, our five largest customers accounted for 71% of our revenues, and one customer, a related party, accounted for 57% by itself. In the year ended December 31, 2000, our five largest customers, accounted for approximately 74% of our revenues. We do not expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods since our business plan is premised upon receiving the primary portion of our revenue directly from several advertisers and merchants. As a result, if we fail to successfully execute our business plan, as it currently exists, sell our products and services to one or more customers in any particular period, or if a large customer purchases fewer of our products or services or terminates its relationship with us, our revenues could decline significantly.

WE HAVE DEPENDED ON ARRANGEMENTS WITH RELATED PARTIES.

         Revenues related to software licenses, engineering and installation services provided to customers who are also holders of our Common Stock represented $3.7 million and $1.9 million or 66% and 72% of our total revenues for the nine months ended September 30, 2001 and 2000, respectively. Additionally, revenue sharing and launch fees paid to related parties were $15.7 or 31% of total costs for the nine months ended September 30, 2001. Related party costs were minor in the nine months ended September 30, 2000.

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

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES WHEN WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF WARRANTS.

         In 2000 and in the nine months ended September 30, 2001, we entered into agreements with several distribution partners whereby we agreed to issue warrants to purchase up to an aggregate of 1.1 million shares of Common Stock which are exercisable if those distribution partners satisfy certain milestones. The value of the warrants will be estimated using the Black-Scholes model when it becomes probable that the warrants will be earned and will be remeasured until performance is complete. The value of the warrants will be amortized over the estimated economic life of the arrangements with the distribution partners. As of this filing, no warrants to purchase our common stock per these milestones were earned by these distribution partners.

         If the warrants are earned, we could be required to record significant non-cash accounting expenses related to these warrants. As a result, we could incur net losses or increased net losses for a given period and this could seriously harm our operating results and stock price.

GENERAL ECONOMIC AND POLITICAL CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

         We are subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the recent economic slowdown in the United States and the terrorist events of September 11, consumer confidence in the state of the economy has worsened, and companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11 events in the third quarter and the economic slowdown in the past few quarters with reductions in television advertising activity and the postponement of the advertising campaigns from some of our advertisers. The continued threat of terrorism within the United States, the escalation of military action and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in the further deterioration of consumer confidence, a continuing decline in spending for advertising and media placement, or the suspension of national advertising by major television networks, as occurred during the two weeks following September 11, our business and results of operations could be materially and adversely affected. If the current economic conditions in the United States continue or worsen, or if a wider or global economic slowdown occurs, we may fall short of our revenue expectations for the fourth quarter of 2001 and any given quarter of 2002 or for the entire year. These conditions would negatively affect our business and results of operations.


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

         On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC ("PMC") alleging that DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Philips Electronics North America, Inc., are willfully infringing certain claims of seven United States Patents owned by PMC. Though we are not a defendant in the suit, PMC is currently alleging certain of our products, in combination with the defendants' products infringe PMC's patents. Our agreements with each of the defendants include indemnification obligations that may be triggered by the litigation. If it is determined that our products infringe any of the asserted claims, our business and financial performance may be adversely affected. If it is determined that we are obligated to indemnify any of the defendants in this matter, our business and financial performance may be adversely affected.


THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR COMPETITIVENESS.

         We believe that our success will depend on the continued employment of our senior management team and key technical personnel. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be very difficult to replace and our ability to manage day to day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues, could be seriously harmed.

WE RELY ON CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

         California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could delay the development of our products. Future interruptions could damage our reputation, harm our ability to promote the use of Wink-enhanced programming and advertising and could result in lost revenue, any of which could substantially harm our business and results of operations.

         Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase dramatically, and these prices may continue to increase for the foreseeable future. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and most of our employees are based in California.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Sensitivity. Our exposure to market risk for interest rate changes relates primarily to our short-term investment portfolio. We had no derivative financial instruments as of September 30, 2001 or December 31, 2000. We invest our marketable securities in accordance with our investment policy and maintain our portfolio in the form of managed investment accounts comprised of money market accounts, corporate bonds and government bonds and notes. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The primary objective of our portfolio is to maintain proper liquidity to meet the operating needs of the business. Our policy specifies credit quality standards for the investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average maximum maturity of the portfolio is based on the Lehman 1-3 index.

         Our holdings are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 50 basis points from levels as of September 30, 2001, we believe the fair value of the portfolio would decline by an immaterial amount.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC ("PMC") alleging that DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Philips Electronics North America, Inc., are willfully infringing certain claims of seven United States Patents owned by PMC. Though we are not a defendant in the suit, PMC is currently alleging certain of our products, in combination with the defendants' products infringe PMC's patents. Our agreements with each of the defendants include indemnification obligations that may be triggered by the litigation. If it is determined that our products infringe any of the asserted claims, our business and financial performance may be adversely affected. If it is determined that we are obligated to indemnify any of the defendants in this matter, our business and financial performance may be adversely affected.



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

                          WINK COMMUNICATIONS, INC.
                          (Registrant)

                           By: /s/ JONATHAN W. SPATZ
                               -------------------------------------------------
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2001