Form 10-K
period 2001-12-31
WINK COMMUNICATIONS INC
filed 2002-03-29
CIK 1062157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
                         ------------------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X]

                  For the Fiscal Year ended December 31, 2001
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]

             For the Transition Period From to ________ to ________

                       Commission File Number: 000-26655
                           WINK COMMUNICATIONS, INC.

         DELAWARE                       7372                      94-3212322
      (STATE OR OTHER             (PRIMARY STANDARD            (I.R.S. EMPLOYER
      JURISDICTION OF         INDUSTRIAL CLASSIFICATION       IDENTIFICATION NO.)
     INCORPORATION OR               CODE NUMBER)
       ORGANIZATION)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.     [ ]

     The number of outstanding shares of the Registrant's Common Stock on February 28, 2002 was 31,270,000. The aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the NASDAQ National Market on February 28, 2002) was approximately $29,276,000. Shares of the Registrant's Common Stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 7, 2002 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                          PART I
ITEM 1.        BUSINESS....................................................       3
               RISK FACTORS................................................      13
ITEM 2.        PROPERTIES..................................................      17
ITEM 3.        LEGAL PROCEEDINGS...........................................      17
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      18
               EXECUTIVE OFFICERS OF THE REGISTRANT........................      18
                                         PART II
ITEM           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  5.....       MATTERS.....................................................      20
ITEM 6.        SELECTED FINANCIAL DATA.....................................      21
ITEM           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  7.....       AND RESULTS OF OPERATIONS OVERVIEWS.........................      23
ITEM           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
  7A....       RISK........................................................      32
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      33
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE....................................      61
                                         PART III
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............      61
ITEM 11.       EXECUTIVE COMPENSATION......................................      61
ITEM           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  12....       MANAGEMENT..................................................      61
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      61
                                         PART IV
ITEM           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
  14....       8-K.........................................................      61
SIGNATURES.................................................................      64

                           FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY, MANAGEMENT'S BELIEFS, AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN UNDER "RISK FACTORS" ON PAGES 14 THROUGH 18. PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY LANGUAGE IN RISK FACTORS "-- WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES," "-- OUR LIMITED OPERATING HISTORY AND THE EMERGING MARKET FOR INTERACTIVE TELEVISION MAKE OUR FUTURE FINANCIAL RESULTS UNPREDICTABLE," AND "-- WE WILL INCUR SUBSTANTIAL LIABILITY IF THE WINK SERVICE FAILS TO GENERATE SUFFICIENT REVENUE TO MEET OUR REVENUE GUARANTEES AND OTHER OBLIGATIONS." UNLESS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEM 1.  BUSINESS

     We provide a complete end-to-end system for low-cost electronic commerce on television. Our system, the Wink Service, allows advertisers, merchants and broadcast and cable networks to create interactive enhancements to traditional television advertisements and programs. With a click of their remote control during an enhanced program or advertisement, viewers can purchase merchandise or request product samples, coupons or catalogues. Similarly, viewers can use Wink to access program-related information such as news, sports and weather and participate in votes and polls.

     Our business plan is to derive the primary portion of our future revenues from impression, transaction and reporting fees charged to advertisers and merchants for each purchase order and request for information and to provide data analysis and reporting services related to impressions and these television viewer responses. As a result, we expect our principal customers to be advertisers, merchants and networks. In order for advertisers, merchants and networks to use Wink, many participants in the television industry must license our technology and work with us to make the Wink Service available. We believe that wide acceptance of Wink by major television industry participants is essential for us to attract merchants and advertisers.

     We have established relationships with, and licensed our technology to, over 185 key industry participants from many segments of the television industry. For example:

     - 31 broadcast and cable networks and virtual channel owners broadcast Wink-enhanced programming and advertising;

     - some of the largest cable operators in the United States and Canada, including Charter Communications, Adelphia Communications and Comcast Cable Communications, distribute Wink-enhanced programming and advertising nationally, and AT&T Broadband, Time Warner Cable and Rogers Cable Inc. of Canada distribute Wink-enhanced programming and advertising in some of their local markets;

     - the largest direct broadcast satellite operators in the United States, DIRECTV and Echostar, and the largest direct broadcast satellite operator in Canada, BellExpressVu, have agreed to distribute Wink-enhanced programming and advertising nationwide and, although we do not expect Echostar and BellExpressVu to launch Wink-enhanced services until the second half of 2002, DIRECTV has successfully launched Wink in more than three million homes on multiple set-top box platforms. DIRECTV and Echostar, combined, expect to have the Wink Service available in approximately seven million homes by January 2003;

     - Microsoft Corporation has agreed to develop, market and distribute Wink-enhanced programming and advertising on Microsoft's television platforms;

     - several of the leading set-top box and television manufacturers, including Motorola, Scientific Atlanta, Pioneer, Toshiba, Matsushita, Thomson Consumer Electronics, Hughes Network Systems, Sony Electronics and Phillips Electronics incorporate Wink's technology into their products;

     - several of the leading set-top box operating system and "middleware" software developers, including Microsoft, Liberate Technologies, PowerTV and OpenTV, integrate with or have agreed to integrate with our technology; and

     - Several national advertisers, including AT&T, Johnson & Johnson and DaimlerChrysler, have created Wink-enhanced advertisements, which have been aired by several cable and broadcast satellite operators.

     There are many factors that may prevent us from achieving significant future revenues from transaction fees charged to advertisers and merchants for purchase orders and other information requests. For example, advertisers and merchants must adopt Wink-enhanced advertising, cable and direct broadcast satellite system operators must accept and promote the Wink Service and viewers must request information and purchase goods and services in response to Wink-enhanced programming and advertising. For further discussion of these and other risks that we face, see "Risk Factors" beginning on page 14.

     We began the roll-out of our service in the United States in June 1998. In October 2000 DIRECTV began providing the Wink Service to direct broadcast satellite operator viewers. At this time, we serve viewers in select cable markets in Alabama, California, Connecticut, Delaware, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, Ohio, New York, Pennsylvania, South Carolina, Tennessee, Texas, Vermont, Virginia, West Virginia and Ontario, Canada. In addition, the Wink Service has been offered by our licensees in Japan since October 1996.

MARKET OPPORTUNITY

     Television is one of the most pervasive communications media in society today. According to Nielsen Media Research, there were approximately 105.5 million television households in the United States as of January 1, 2002. On average, those households watch an estimated seven hours of television programming per day. With recent advances in technology, new televisions and advanced analog and digital set-top boxes can provide a platform for interactive television. The Yankee Group, a leading research and strategic consulting firm, estimates over 19.9 million digital cable subscriptions by year-end 2002. By 2006, the Yankee Group expects that the number of digital cable subscriptions will reach 36.8 million.

     Television advertising is considered to be one of the most effective methods of building brand recognition and general consumer awareness of products and services. Despite the fact that traditional television broadcasting, cable and direct broadcast satellite television systems do not provide an integrated means for viewers to respond to programs and advertisements, the Direct Marketing Association predicts that approximately $178.9 billion of goods and services will be purchased through direct response television programming and advertising by 2005. In addition, we believe that electronic commerce conducted through television viewing devices will benefit from the growth in internet online shopping, as consumers become more accustomed to purchasing goods and services electronically. We believe that an opportunity exists for a simple, inexpensive and automated method of responding to direct response advertising on television.

     In addition, many advertisers are using television advertisements to generate requests for product information, which in turn serve as sales leads for their products and services. Today, most direct response television purchases and requests for information require a telephone call, which typically cause advertisers to incur a significant cost per transaction. We believe that television viewers, advertisers and merchants will respond favorably to a simple, inexpensive and automated method for them to participate in sales lead generation on television.

THE WINK EXPERIENCE

     Our service is free to viewers and easy-to-use, which we believe will encourage broad and frequent usage. Viewers can receive the Wink Service through Wink-enabled televisions and new and existing advanced analog and digital set-top boxes. Many existing set-top boxes already installed in consumers' homes can be activated to receive the Wink Service through a remote cable and direct broadcast satellite operator download.

To access a Wink enhancement, a television viewer simply clicks the remote control when the Wink icon appears on the screen. For example, with a few clicks of the remote control, Wink allows viewers to:

     - access additional information about a specific news story from CNN Headline News;

     - respond to an offer for information about financial services offered by Ameritrade or TD Waterhouse;

     - access the local weather forecast instantly from The Weather Channel or find weather forecasts for other cities;

     - obtain coupons and product samples from GlaxoSmithKline or a new car brochure from Ford;

     - purchase a subscription to a magazine or enter a contest to win a house while watching Home & Garden Television;

     - access real-time game scores on demand or search for statistics relating to a specific sporting event while watching ESPN or TBS; or

     - purchase music compact discs by an artist featured on the Music Choice dedicated digital music channels or a book offered on the Barrnes & Noble virtual channel, both featured on DIRECTV.

WINK AND THE TELEVISION INDUSTRY

     The Wink Service is designed to benefit the following participants in the television industry:

     - Viewers. The Wink Service offers viewers an easy-to-use, enhanced television viewing experience. To date, the Wink Service has been offered to viewers for free in all markets in which it has been launched. The Wink Service allows viewers to obtain a variety of additional content related to the programming they watch and to request information about or purchase advertised products. The viewer controls access to these broadcast enhancements or electronic commerce opportunities through the viewer's existing remote control.

     - Advertisers and Merchants. The Wink Service is designed to allow advertisers and merchants to provide additional information to viewers, generate sales leads, sell products directly to viewers and collect detailed market information. In addition, advertisers and merchants can promote their brands by sponsoring Wink programming enhancements. We believe that the use of the Wink Service will provide advertisers and merchants a lower-cost alternative for capturing sales leads and orders than traditional telemarketing methods.

     - Broadcast and Cable Networks. We believe that the Wink Service offers networks a new approach to increasing the number of viewers, viewer loyalty and viewer involvement. As a result, the value of network advertising space may be increased, allowing networks to charge advertisers and merchants premiums for airing Wink-enhanced commercials. The Wink enhancements may also provide opportunities for selling additional advertising space. In addition, networks can use the Wink Service to offer merchandise to viewers and to promote other programming on their existing video channels or a Wink developed virtual channel, which requires little bandwith. Moreover, information obtained through the Wink Response Network can be used by networks to offer advertisers targeted audience information.

     - Cable and Direct Broadcast Satellite System Operators. The Wink Service is designed to offer cable and direct broadcast satellite system operators an expanded menu of services to provide to their subscribers, thus helping to attract new subscribers, maintain current subscribers and encourage all subscribers to upgrade to premium services and purchase pay-per-view programming. In addition, in order to encourage cable and direct broadcast satellite system operators to offer the Wink Service, we have offered to share a portion of the revenues generated from subscribers' responses to Wink-enhanced programming, advertising and dedicated interactive channels. We also guarantee a certain amount of minimum revenue to certain partners, and we provide marketing development funds for promotion to certain partners.

     - Set-top Box and Television Set Manufacturers. The Wink Service is designed to offer set-top box and television set manufacturers an opportunity to enhance their products with increased functionality and to extend their product lines at a relatively low incremental cost.

BUSINESS STRATEGY

     Our objective is to capitalize on the pervasiveness and popularity of television to create a mass market interactive television system for sales lead generation and electronic commerce. Our strategy to achieve this objective includes the following key elements:

     - Increase the Presence of the Wink Service in Television Households. We intend to promote deployment of Wink-enabled set-top boxes and the launch of the Wink Service through these devices. We have entered into and will continue to target licensing relationships with leading manufacturers of set-top boxes and television sets. We are working with certain large cable and digital broadcasting satellite system operators to encourage both the downloading of the Wink Engine software to Wink-capable set-top boxes already installed in consumer homes and the deployment of new Wink-capable set-top boxes. We are also working with Microsoft to enable Microsoft television platforms to generate and capture Wink viewer responses.

     - Promote Use by Viewers. We believe that increased development and broadcasting of Wink-enhanced advertising and programming and other on-demand information and entertainment services are critical to attracting viewers to use the Wink Service. Consequently, we actively encourage the broadcast and cable networks with whom we have strategic relationships to air Wink enhancements that offer viewers an easy-to-use, entertaining and informative interactive television experience. We also intend to actively encourage usage of the Wink Service through advertising, direct mail and promotions in collaboration with cable and direct broadcast satellite operators, equipment manufacturers and broadcast and cable networks.

     - Expand Use of Wink-Enhanced Direct Response Offers. We believe that the simplicity and convenience of the Wink transaction response mechanism encourages viewers to respond to Wink-enhanced advertising and promotions. We work with our broadcast and cable network partners to encourage advertisers to add Wink enhancements to their television advertisements. We believe that the low cost of response collection and the ease with which viewers can respond to Wink-enhanced advertising will encourage advertisers to complement their television advertisements with direct response offers. In addition, we believe that existing direct response television advertisers will utilize Wink to increase their chances of capturing an order. We have launched interactive shopping services featuring a targeted selection of products suitable for electronic commerce via television from Barnes & Noble, Music Choice and ShopNBC. To this end, we plan to enter into several more relationships with merchants to create dedicated interactive channels that offer viewers the ability to request product information, coupons, samples and other offers and to purchase products and services.

     - Benefit Multiple Participants in the Television Industry. We believe that generating economic value for broadcast and cable networks, cable and direct broadcast satellite system operators, set-top box and television manufacturers, advertisers and merchants is critical to the success of the Wink Service. Our business model has been designed to deliver value directly to these industry participants. In addition, since Wink enhancements are integrated with existing programming and advertising and are under the control of the broadcast or cable networks, we believe the Wink Service will not threaten the existing revenue streams and customer relationships of these industry participants.

     - Leverage Industry Relationships. We have formed strategic relationships with key participants in the television industry. We believe that our relationships with broadcast and satellite system operators will assist us in attracting interest from advertisers. Conversely, we believe our relationships with national advertisers reinforce both the broadcast and cable networks' and the cable and direct broadcast satellite operators' interest in launching the Wink Service. We also believe our relationships with the leading cable set-top box and satellite set-top box manufacturers will encourage cable and direct broadcast satellite operators to adopt the Wink Service. We intend to seek additional relationships and believe that increasing the breadth and depth of our existing relationships will help facilitate these efforts.

     - Promote the Wink On-TV attract Icon. Our goal is to make the Wink icon synonymous with interactive enhanced programming and advertising that is appealing to viewers and easy to use. In addition to encouraging content providers, broadcast and cable networks and advertisers to produce compelling Wink-enhanced programming and advertising, we intend to build recognition and to increase the visibility of the Wink icon through a variety of marketing and promotional activities, including targeted pre-deployment televised advertising campaigns, to generate a high level of initial interest, cooperative promotional programming with cable operators, and advertising campaigns following deployment in selected regions across a variety of media, including through Wink-enhanced programming itself.

STRATEGIC RELATIONSHIPS

     We believe that development of strategic relationships with television industry participants is critical to the acceptance of the Wink Service and ultimately the success of our business model. We are currently focused on developing strategic relationships in each sector of the television industry. We have initially targeted larger, established participants in each of the following sectors:

     - Advertisers and Merchants. We encourage advertisers to utilize the Wink Service through the advertising sales efforts of our broadcast and cable network partners. To facilitate this process, we sell directly to national advertisers to reinforce to our network partners the viability of the Wink Service and the high advertiser interest in using this service. In 2002, we expect to add more advertisers through our own sales efforts and those of our broadcast and cable network partners. We have signed numerous agreements with advertisers on a fee-per-transaction and service basis. We have also entered into agreements with several advertising agencies that represent national advertisers and expect to build relationships with national advertisers through these agencies. We expect that a substantial portion of our future advertising arrangements will be short term and will not include commitments to air a specific number of Wink-enhanced advertisements. We also anticipate that we will continue to offer products from several merchants for sale through Wink dedicated interactive and virtual channels, including products by Barnes & Noble, Music Choice and ShopNBC.

     - Broadcast and Cable Networks. We have entered into license agreements with all four of the major broadcast networks and 27 cable networks, which collectively offer a variety of programming types, including prime time entertainment, news, sports, weather, movies, shopping, contests and music programming. These license agreements generally range in length from one to eight years and provide that the networks will air a specific number of hours of Wink-enhanced programming per week.

     - Cable and Direct Broadcast Satellite System Operators. We focus on establishing relationships with national cable and direct broadcast satellite system operators and with local cable operators in order to transmit the Wink Service signal to viewers. The cable and direct broadcast satellite system operators with which we have entered into strategic relationships include DIRECTV, AT&T, Time Warner Cable, Comcast Cable Communications, Charter Communications, Echostar Satellite, Rogers Cable, Adelphia Communications and BellExpressVu. While several of the aforementioned agreements do not contain commitments for minimum deployment levels, under our current agreements with our cable and direct satellite broadcast partners, we expect to deploy approximately 15 million Wink-enabled households by January 1, 2004.

     - Portal Services. The Wink Service has been selected by digeo as the platform for their cable television portal offer. Currently, Charter Communications is deploying the digeo portal service in their digital cable systems. A portal service includes a TV "Home Page" for easy navigation of many interactive services and a set of full screen virtual channels that can be local in nature. We license our software platform to digeo and expect to collect revenue on a per household basis as digeo is deployed in Charter cable digital systems and when other cable operations adopt this service.

     - Cable and Direct Broadcast Satellite Set-Top Box Manufacturers. We have licensed the Wink software to Motorola, Pioneer and Scientific-Atlanta, three of the leading U.S. cable set-top box manufacturers. While we intend to license our software to other cable equipment manufacturers, we believe our relationships with these three companies are critical to our success in the cable business. Motorola and Scientific-Atlanta have licensed Wink technology for incorporation into certain of their advanced analog and digital set-top boxes, and have each shipped certain Wink-capable advanced analog and digital set-top boxes. In addition, Pioneer has shipped Wink-enabled digital cable set-top boxes. The agreement with DIRECTV calls for DIRECTV to launch the Wink Service to Wink-enabled DIRECTV-compatible set-top boxes and, accordingly, we have entered into license agreements with Thomson Consumer Electronics, Hughes Network Systems, Phillips Electronics B.V., Sony Electronics, Panasonic and Samsung, the six largest suppliers of DIRECTV-compatible set-top boxes, to incorporate the Wink software into certain of their set-top boxes.

     - Television Manufacturers. We have developed strategic relationships with leading worldwide television manufacturers, including Toshiba, Matsushita and Zenith Electronics. Toshiba recently introduced the first high definition television models incorporating Wink technology in Japan. In addition, Matsushita and Toshiba have incorporated Wink technology software in analog televisions marketed in Japan.

     - Set-top Box Operating System Software Developers. We have developed strategic relationships with leading set-top box operating system and "middleware" software developers, including Microsoft (see below), Liberate Technologies, PowerTV, Source Media and OpenTV. These agreements typically require us and the third party to make sure our functionality works with the third party's operating system or software platform, as applicable.

     Strategic Relationship with Microsoft. Our relationship with Microsoft focuses on three areas: development, distribution and marketing.

     - Microsoft's operating system and other software for set-top boxes and televisions that comply with the Advanced Television Enhancement Forum's proposed Internet-based standard for enhanced television will be modified to capture viewer responses for processing by the Wink Response Network. We have modified components of the Wink Service to support this standard and these Microsoft television platforms.

     - Microsoft has agreed to enable its operating system for set-top boxes and televisions to use the Wink Response Network to collect, aggregate and process viewer responses to applications complying with Internet-based standards delivered as part of video programming and advertising for set-top boxes and televisions. We will be the exclusive provider in these devices where Microsoft exclusively controls the operating system, application environment and content and data services. Microsoft has also agreed to use efforts to make other set-top boxes and televisions that use a Microsoft operating system capable for the Wink Response Network service. Microsoft is not obligated to use the Wink Response Network for responses other than purchases and requests for information or when viewers respond by connecting directly to an advertiser's website, via e-mail or other similar mechanisms. We have agreed to make Microsoft the exclusive licensor of the Wink Engine, except for rights previously granted to other customers and with respect to platforms for which the Wink Engine is already available, under development or does not support Microsoft's technology. As part of our agreement with Microsoft, we have agreed to share a portion of the revenues we generate from viewer responses and to provide minimum revenue guarantees.

     - We have agreed to work with Microsoft to promote the Wink Response Network to current and prospective customers for set-top boxes and televisions which utilize Microsoft software. We have also agreed to work together to promote Microsoft's technology for set-top boxes and televisions, and to promote products, services and content that comply with Internet-based standards.

     Strategic Relationships for Japan. As of December 31, 2001, approximately 250,000 Wink-enabled television sets and tuners have been shipped for distribution in Japan under the brand names of Toshiba and Panasonic. Toshiba also implemented and has shipped the Wink Engine in all of its high definition televisions since September 2000. We utilize Toshiba's broadcast equipment sales team to sell Wink server and authoring tool products to Japanese networks and direct broadcast satellite system operators. We have server development and royalty agreements directly with Toshiba for these products.

     The Wink Service was launched October 1, 1996 in collaboration with the ITVision Promotion Consortium, a consortium that has been formed to establish interactive television in Japan. The Consortium includes companies such as Toshiba, Matsushita, Sony, Pioneer, NTT and Dentsu, Japan's largest advertising agency. Four Japanese broadcasters, TV-Tokyo, TV-Osaka, TV-Achi, and TV-Kyushu, are currently using Wink technology to enhance their programming.

     Mitsui, Toshiba, Matsushita, NTT, Dentsu, Sony and other companies established MediaServe in 1996, a data center that collects responses from Wink-enabled televisions through the Japanese public phone system. Viewers have used the Wink Service to purchase books, women's apparel and many other products and to order groceries for delivery to handicapped people, to take part in quiz programs for prizes, to respond to interactive advertisements so that customer's preferences can be communicated to the advertiser and to rate movie programs. We also have produced and licensed versions of our software localized for Japan. The Wink programming enhancements currently airing in Japan are similar to those being aired in the United States.

Because we were not a participant in the MediaServe data center in 1999 and prior, we did not receive any transaction fee revenue from responses to the Wink Service in Japan. In April 2000, we invested $2.9 million in MediaServe as part of MediaServe's private financing round. With our purchase of approximately 8.9% of MediaServe's outstanding capital stock, we are the third largest shareholder of MediaServe after Toshiba and Mitsui. We currently own 8.6% of the outstanding capital. MediaServe launched data-only satellite broadcasting on December 1, 2000, in order to expand its business scope and response business base.

COMPONENTS OF THE WINK SERVICE

     The Wink Service provides an end-to-end solution for sending interactive applications along with broadcast video to viewers' televisions. This system is composed of core, proprietary technologies developed by us as well as off-the-shelf electronic commerce and database solutions. The Wink Service consists of:

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

WINK STUDIO AND WINK SERVER STUDIO

     Wink Studio is a high-level authoring tool that allows non-technical designers to create interactive programming and advertising applications. Wink Studio is Windows-based and graphically oriented, and enables the creation of simple interactive applications. A designer simply drags objects from an object palette onto forms to create enhancements. More complex applications can be created by fully utilizing the Wink Basic scripting language to control the behavior of objects and forms. In addition, Wink Server Modules provide live data updates to Wink applications. In particular, Wink Server Modules are designed to make it easy to incorporate or transpose data from web sites and databases for broadcast updates.

WINK BROADCAST SERVER

     The Wink Broadcast Server manages the scheduling and insertion of applications designed with Wink Studio into television programming for Wink's proprietary interactive application communications protocol (ICAP) and applications conforming to the Advanced Television Enhancement Forum's web browser-based standard for enhanced television (ATVEF). The Wink Broadcast Server is designed to integrate with station management equipment such as commercial insertion systems, when available, to enable broadcast and cable networks to automate the delivery of interactive enhancements to programs and advertisements. Local network affiliates and cable operators can also add interactivity on a local level using the Wink Broadcast Server.

WINK CLIENT SOFTWARE

     We offer two versions of the Wink Client software. In web browser enabled set-top boxes and televisions, the Wink Client software will enable the generation of Wink viewer responses from broadcast Internet-like applications. In other set top boxes and televisions, the Wink Client software, in this case known as the Wink Engine, displays the Wink applications and enables the generation of viewer responses. Wink Client software can be installed in Wink-capable televisions and most new advanced analog and digital set-top boxes at the factory or downloaded through cable systems, satellite systems or telephone modems into certain set-top boxes already installed in a viewer's household.

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

WINK RESPONSE NETWORK

     The Wink Response Network is designed to enable the collection, aggregation and reporting of viewer responses, requests for information and purchase orders for transmission to and use by advertisers, merchants, broadcast and cable networks, and cable and direct broadcast satellite system operators. The Wink Response Network includes two databases: one database correlates device serial numbers to customer address and billing information, while the second correlates an unique code for each interactive application to routing instruction and product information. When a consumer responds to a Wink application and orders a product, a response packet is generated by the Wink Engine in the set-top box or television. A response packet includes the device serial number, the unique application code and application specific data. These response packets are collected, aggregated, converted into full electronic orders (name, address, and credit information, if appropriate), and delivered to the advertiser or network.

     In the case of set-top boxes, the customer database is maintained by the satellite or cable operator's billing system, and we link to this database. The Wink Response Network was activated in August 1998 following our first launch of the Wink Service in Kingsport, Tennessee, and is currently being used to route viewers' responses to interactive advertisements and programming to the appropriate advertisers and/or fulfillment companies.

     In addition to aggregating and delivering responses, we can provide industry participants with additional reporting. For example, participating networks are receiving aggregated information regarding all Wink applications that run on their networks. Cable and direct broadcast satellite system operators can obtain information regarding all applications that run on their systems. Advertisers can obtain information regarding how their ads perform across all networks by show, event or daypart. The Wink Response Network combines custom data processing solutions developed by us with off-the-shelf electronic commerce systems to provide a complete end-to-end solution for our customers.

EMERGING STANDARDS

     We believe that the most important aspects of our business relate to capturing, aggregating and routing TV-viewer responses to interactive programming and advertising. In contrast, we believe it is less important which protocol or "language" is used to design interactive applications. Several formal and informal industry groups have proposed competing standards for the language in which interactive programming and advertising should be written. While we may support other proposed standards in the future, we became an early adopter of the Advanced Television Enhancement Forum's proposal for an Internet-based standard for enhanced television in the summer of 1998. In conjunction with our agreements with Microsoft, Liberate Technologies and PowerTV, we have developed a version of the Wink Broadcast Server that is compatible with this standard and a means of capturing and generating Wink response packets from broadcast applications that are compatible with this standard. The founders of the Advanced Television Enhancement Forum include Microsoft Corporation, Intel Corporation, Liberate Technologies, Sony, DIRECTV, Cable Labs, NBC, The Walt Disney Company and Discovery Communications. We are also monitoring the standardization efforts of the Advanced Television Systems Committee as well as the OpenCable recommendations.

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

COMPETITION

     We face competition from a number of companies, many of which have significantly greater financial, technical, manufacturing and marketing resources than us and may be in a better position to compete in the industry. Current and potential competitors in one or more aspects of our business include television and other system software companies, interactive television system providers and multimedia authoring tool providers.

We also face competition from other providers and companies operating in the direct marketing business, especially operators of toll-free response call centers.

     A number of companies are developing system software for the general interactive television market, including Liberate Technologies, OpenTV and Canal Plus. OpenTV and Canal Plus already offer certain products with features similar to the Wink Service. Many of these competitors have the support of, or relationships with, industry participants with which we also have relationships, which could adversely affect the extent of support these market participants give to the Wink Service. In addition, Microsoft has been active in a variety of aspects of the interactive television market.

     There also are a number of interactive system providers that have developed or have indicated plans to develop proprietary software and hardware for adding interactivity to existing television technologies, including Worldgate Communications, AOL TV, and MetaTV. In addition, one or more of these entities or smaller companies might choose to pursue hardware-independent, cross-platform opportunities directly competitive with the Wink Service. If we are not able to compete successfully against current or future competitors, our business, operating results and financial condition will be materially adversely affected.

     We compete on the basis of certain factors, including:

     -  the quality and breadth of product and service offerings

     - the ease and speed with which a product can be integrated into existing set-top boxes, satellite and cable system operators and broadcast networks and cable programmer systems and deployed to customers

     - the efficiency with which software platforms operate with various consumer devices

     - the effectiveness of sales and marketing efforts to advertisers and merchants

     -  the efficient management of available bandwidth in the deployed networks

     -  the possession of patents relating to important technologies

     -  the adequacy of financial resources

     -  the competitiveness of product pricing

     -  the length of time to market, and

     -  the effectiveness of sales and marketing efforts.

     We believe that we presently compete favorably with our competitors in many of these areas. However, the market for consumer devices is evolving, and we cannot be certain that we will compete successfully in the future. See "Risk Factors -- We face competition from a number of companies."

INTELLECTUAL PROPERTY

     Our ability to compete is dependent in part upon our internally developed, proprietary intellectual property. We rely on patent, trademark, trade secret and copyright law, as well as confidentiality procedures and licensing arrangements to establish and protect our rights in our technology. Others may develop technologies that are similar or superior to our technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers, strategic partners and vendors, and typically control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently through reverse engineering or other means. Policing unauthorized use of our products is difficult. The steps we take may not prevent misappropriation of our technology or such agreements may not be enforceable. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could materially adversely affect our business. See "Risk Factors -- Intellectual property infringement claims may be asserted against us, which could disrupt our business."

     On September 15, 1999, Fort Myers Broadcasting Company filed suit against us in the United States District Court for the Middle District of Florida, alleging federal trademark infringement, unfair competition and dilution as well as injury to business reputation, unfair competition and dilution in the state of Florida. In the fourth quarter of 2001, the parties entered into a settlement agreement and on December 14, 2001, this case was dismissed. On approximately January 14, 2002 the case was automatically dismissed with prejudice.

     On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC ("PMC") alleging that DIRECTV, Inc., Hughes Electronics Corp., Thomson Consumer Electronics and Philips Electronics North America, Inc. are willfully infringing certain claims of seven U.S. patents assigned or licensed to PMC. Though the Company is not a defendant in the suit, PMC may allege that certain of our products, in combination with products provided by defendants, infringe PMC's patents. Our agreements with each of the defendants include indemnification obligations that may be triggered by this litigation. If it is determined that we are obligated to defend any defendant in this matter, our business and financial performance may be adversely affected. If it is determined that our products infringe any of the asserted claims, our business and financial performance may be adversely affected.

     From time to time, we receive notices of claims of infringement of other parties' proprietary rights or claims for indemnification resulting from infringement claims. Irrespective of the validity or the successful assertion of such claims, we may incur significant costs and diversion of resources with respect to the defense of any claims brought, which could materially adversely affect our business. In addition, the assertion of such infringement claims could result in injunctions preventing us from distributing certain products or services, which could materially adversely affect our operating results and financial condition. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, a license under such circumstances may not be available on reasonable terms, if at all.

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

     Wink is a registered trademark of Wink Communications, Inc. In addition, "Wink Communications, Inc." stylized "i", and the mark "Smarter Way To Watch Television" are also registered trademarks of Wink Communications, Inc. The marks Wink Engine, Wink Broadcast Server, Wink Response Server, Wink Server Studio, Wink Response Network, Wink Data Center, Wink Interactive, Wink Wallet, stylized "i" Wink and the Wink Service are all trademarks of Wink Communications, Inc.

EMPLOYEES

     As of December 31, 2001, we employed 132 full-time equivalents, excluding temporary personnel and consultants. Of the total number, 49 full-time equivalents were involved in product development, 29 in sales, marketing and customer service, 13 in accounting, finance and administration and 41 in operations. We are not subject to any collective bargaining agreements and believe our relationship with our employees is good.

                                  RISK FACTORS

     THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT CURRENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL COULD ALSO IMPAIR OUR BUSINESS OPERATIONS.

WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES.

     We have a limited operating history, which makes the prediction of future results difficult. We have incurred significant net losses since inception and, at December 31, 2001, had an accumulated deficit of $197.3 million. To date, we have recognized minimal revenue, and our ability to generate revenue is subject to substantial uncertainty. In addition, we currently intend to incur substantial operating expenses to fund additional technological development, sales, marketing and estimated transaction processing and general activities. Also, we have entered into agreements with four cable and direct broadcast satellite system operators and three cable programmers in which we provide minimum revenue guarantees, which we estimate to range from $7.5 million to $8.5 million in 2002. If sufficient revenue is not generated under these arrangements, we will have to pay the minimum revenue guarantees from our available cash. We expect that our total operating expenses, excluding stock compensation charges, for the year ending December 31, 2002 will be $40 million to $45 million.

OUR LIMITED OPERATING HISTORY AND THE EMERGING MARKET FOR INTERACTIVE TELEVISION MAKE OUR FUTURE FINANCIAL RESULTS UNPREDICTABLE.

     Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although our revenues increased for each of the last three years, we may not be able to sustain our historical revenue growth rates. We also expect to continue to incur significant revenue sharing and launch fees and product development expenses and increasing sales and marketing expenses. In addition, a significant amount of our revenues have been derived from installation and non-recurring engineering consulting services provided by us and not from transaction fees paid by advertisers, merchants and network and cable programmers in conjunction with Wink-enhanced advertising and in-show commerce opportunities. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased transaction fees, data service fees and license and royalty revenues; however, our future revenue prospects, particularly those derived from viewer response activities, are subject to a high degree of uncertainty. As a result, we expect to incur significant and increasing losses and negative cash flows for the foreseeable future.

OUR BUSINESS IS DEPENDENT UPON CONTENT PROVIDERS, DISTRIBUTORS, ADVERTISERS AND CONSUMERS EMBRACING THE WINK TECHNOLOGY.

     Since our business plan is premised upon the expectation that we will eventually receive the primary portion of our revenue directly from advertisers and merchants, our business will suffer if advertisers and merchants do not create and use Wink-enhanced advertising. Additionally, if the Wink Service is not broadly accepted and promoted by cable and direct broadcast satellite system operators, our business plan will not succeed. These operators may choose not to implement the Wink Service for a variety of reasons. Our success will depend heavily upon broad acceptance of the Wink Service by television viewers. If significant numbers of viewers do not request information or purchase goods and services in response to Wink-enhanced programming and advertising, advertisers and merchants are likely to terminate their use of Wink-enhanced advertising or never adopt the Wink Service. Viewers may not react favorably to the Wink Service for various reasons. For example, they may feel it is too complex or they may be concerned about security or privacy issues.

     We do not currently have substantial commitments for advertising. If we are unable to successfully negotiate favorable agreements with our charter advertisers and additional advertisers, our business will suffer.

WE WILL INCUR SUBSTANTIAL LIABILITY IF THE WINK SERVICE FAILS TO GENERATE SUFFICIENT REVENUE TO MEET OUR REVENUE GUARANTEES AND OTHER OBLIGATIONS.

     We have entered into agreements with Microsoft, cable and direct broadcast satellite system operators and other market participants to share with these entities a portion of revenues, if any, we generate from viewer responses to the Wink Service. For four cable and direct broadcast satellite system operators, we have provided a minimum revenue guarantee. These guarantees range from $1.00 to $3.50 per year per

Wink-enabled home. In addition, we have given minimum revenue guarantees to Microsoft ranging from $2.00 to $4.00 per year per Wink-enabled device in which Microsoft controls the operating system, application environment and content and data services, in exchange for certain rights to process viewer responses to enhanced television offers. If the Wink Service fails to generate sufficient revenue to meet these minimum revenue guarantees, we will have to pay the difference between the guaranteed amount and the amount actually earned by the operator or Microsoft. We expect the aggregate amount that we will pay under these revenue guarantee arrangements to be between $7.5 million to $8.5 million in 2002.

     We have also agreed to provide launch and marketing funds to a number of cable and direct broadcast satellite system operators and other market participants, contingent upon the commercial launch of the Wink Service, of up to $5.00 per household. We expect the aggregate amount that we will pay for launch and marketing funds to be between $8 million to $8.5 million in 2002.

IF BROADCAST AND CABLE NETWORKS DO NOT AIR WINK-ENHANCED ADVERTISEMENTS, WE WILL NOT GENERATE REVENUES FROM ADVERTISERS AND MERCHANTS.

     Because Wink enhancements are only available to viewers of networks that have adopted the Wink Service, we must rely upon networks to air Wink-enhanced advertising and programming in order to execute our business plan. While we have entered into agreements with 27 cable networks and four broadcast networks, these agreements generally commit the networks to use only reasonable efforts to air a specified amount of Wink-enhanced programming and do not require a Wink programming enhancement to be available at all times during this programming. In addition, three of the cable and broadcast networks' agreements to air Wink-enhanced programming have expired, although most of these networks continue to air such programming. Moreover, our agreements allow the networks to select the programming to be enhanced at their discretion, and do not require the networks to employ enhanced broadcasting for all types of programming. Our agreements with networks are short-term and generally can be terminated after one year. Some networks can also terminate their agreements with us early upon the occurrence of certain events, including our failure to achieve specific performance requirements. The termination of one or more of these agreements, or our failure to enter into additional agreements and to increase programming commitments substantially, may prevent us from generating sufficient revenues to conduct our business.

OUR ABILITY TO GENERATE REVENUES WILL SUFFER IF CREATORS OF PROGRAMMING OR ADVERTISING DO NOT CREATE HIGH-QUALITY CONTENT.

     In order for Wink to motivate viewers to interact with Wink-enhanced programming and advertising, creators of programming and advertising must develop and integrate high-quality Wink-enhanced content. If they fail to do so, viewers may not respond to Wink-enhanced programming, which would impair our ability to generate revenue.

WE HAVE RELIED UPON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

     We currently derive a significant portion of our revenues from a limited number of customers. In the year ended December 31, 2001, our five largest customers accounted for 70% of our revenues, and one customer, a related party, accounted for 55% by itself. In the year ended December 31, 2000, our five largest customers, accounted for approximately 73% of our revenues. We do not expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods since our business plan is premised upon receiving the primary portion of our revenue directly from several advertisers and merchants. As a result, if we fail to successfully execute our business plan, as it currently exists, sell our products and services to one or more customers in any particular period, or if a large customer purchases fewer of our products or services or terminates its relationship with us, our revenues could decline significantly.

WE HAVE DEPENDED ON ARRANGEMENTS WITH RELATED PARTIES.

     Revenues related to software licenses, non-recurring engineering and installation services provided to customers, who are also holders of our Common Stock, represented $4.9 million and $3.3 million or 71% and 75% of our total revenues for the year ended December 31, 2001 and 2000, respectively. Additionally, revenue sharing and launch fees with related parties were $34.7 million and $9 million or 27% and 20% of total costs for the years ended December 31, 2001 and 2000, respectively.

     Although we have negotiated each of our distribution agreements with these stockholders and warrant holders at "arms length", it is possible that future agreements or negotiations with these parties, if any, could be affected by the fact that they own shares of our Common Stock or have been granted warrants to purchase shares of our Common Stock. For example, specific terms of our agreements, such as pricing, may be higher or lower than the prices that may be charged by, or to, unrelated parties for similar services. Moreover, if our relationships with these related parties were to change adversely, we could experience a decline in revenues, which could have a material adverse affect on the price of our Common Stock.

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES WHEN WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF WARRANTS.

     In 2001 and 2000 we entered into agreements with several distribution partners whereby we issued performance-based warrants to purchase up to an aggregate of 1.8 million shares of Common Stock, which are exercisable if those distribution partners satisfy certain performance milestones. The value of the warrants will be estimated using the Black-Scholes model when and if it becomes probable that the warrants will be earned and will be remeasured until performance is complete. The value of the warrants will be amortized over the estimated economic life of the arrangements with the distribution partners. Currently, none of the performance milestones have been met, and therefore, these warrants are not currently exercisable.

     If the warrants become exercisable, we could be required to record significant non-cash accounting expenses. As a result, we could incur net losses or increased net losses for a given period, which could seriously harm our operating results and stock price.

GENERAL ECONOMIC AND POLITICAL CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

     We are subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the recent economic slowdown in the United States and the terrorist events of September 11, the current state of the economy has worsened and companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11 events and the economic slowdown in the past few quarters with reductions in television advertising activity and the postponement of the advertising campaigns from some of our advertisers. The continued threat of terrorism within the United States, the escalation of military action and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in a continuing decline in spending for advertising and media placement, or the suspension of national advertising by major television networks, as occurred during the two weeks following September 11, our business and results of operations could be materially and adversely affected. If the current economic conditions in the United States continue or worsen, or if a wider or global economic slowdown occurs, we may fall short of our revenue expectations for any given quarter of 2002 or for the entire year. These conditions would seriously harm our operating results and stock price.

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

     - the timing of the change, if any, in the basis of our relationships with advertisers and merchants from a fixed flat fee arrangement, most of which have expired, to a fee-per-transaction or report arrangement; and

     - the effect of stock-based incentives provided to various industry participants.

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

     A number of companies are developing system software for the general interactive television market, including Liberate Technologies, OpenTV and Canal Plus. OpenTV and Canal Plus already offer certain products with features similar to the Wink Service. Many of these competitors have the support of, or relationships with, industry participants with which we also have relationships, which could adversely affect the extent of support these market participants give to the Wink Service. In addition, there also are a number of interactive system providers that have developed proprietary software and hardware for adding interactivity to existing television technologies, including Worldgate Communications, AOL TV, ACTV, and MetaTV. In addition, one or more of these entities or smaller companies might choose to pursue hardware-independent, cross-platform opportunities directly competitive with the Wink Service. If we are not able to compete successfully against current or future competitors, our business, operating results and financial condition will be materially adversely affected.

WE NEED TO ADAPT TO TECHNOLOGICAL CHANGE IN A MARKET THAT MAY NEVER FULLY DEVELOP OR MAY DEVELOP WITH STANDARDS THAT ARE NOT COMPATIBLE WITH OUR TECHNOLOGY.

     The emerging and unsettled market for interactive television will require that we continually improve the performance, features and reliability of the Wink Service, particularly in response to competitive offerings. We may not be successful in responding quickly, cost-effectively and adequately to these developments. The introduction of new technologies or standards for enhanced broadcasting could render the Wink Service obsolete or unmarketable. In addition, the widespread adoption of new television technologies or standards, cable-based or otherwise, could require us to make substantial expenditures to modify or adapt our technology, products, services, network or business model.

GOVERNMENT REGULATIONS MAY ADVERSELY AFFECT OUR ABILITY TO BROADLY TRANSMIT THE WINK SERVICE AND CAPTURE MARKETING DATA.

     Governmental regulation of the telecommunications, media, broadcast and cable television industries may adversely affect the ability of Wink and other market participants to transmit the Wink Service. In addition, future legislation or regulatory requirements regarding privacy issues could be enacted to require notification to users that captured data may be used by marketing entities to target product promotion and advertising to that user.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS MAY BE ASSERTED AGAINST US, WHICH COULD DISRUPT OUR BUSINESS.

     If third parties assert claims of infringement of their proprietary rights against us, we will incur significant costs and a diversion of resources with respect to the defense of these claims. For example, we recently settled a suit filed against us by Fort Myers Broadcasting Company. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, a license under such circumstances may not be available on reasonable terms, if at all.

     Also, many of the agreements with our customers contain an indemnification obligation, which could be triggered in the event that a customer is named in a infringement suit involving any of our products that are incorporated in our customer's products or service. For example, on December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC ("PMC") alleging that DIRECTV, Inc., Hughes Electronics Corp., Thomson Consumer Electronics and Philips Electronics North America, Inc. are willfully infringing certain claims of seven U.S. patents assigned or licensed to PMC. Although we are not a defendant in the suit, PMC may allege that certain of our products, in combination with products provided by defendants, infringe PMC's patents. If it is determined that we are obligated to defend any defendant in this matter, our business and financial performance may be adversely affected. If it is determined that our products infringe any of the asserted claims, our business and financial performance may be adversely affected.

THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR COMPETITIVENESS.

     We believe that our success will depend on the continued employment of our senior management team and key technical personnel. If certain members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be very difficult to replace and our ability to manage day to day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues, could be seriously harmed.

ITEM 2.  PROPERTIES

     As of December 31, 2001, our principal administrative, marketing and product development facilities were located in approximately 48,000 square feet of office space in Alameda, California under a sublease that expires in September 2004. We believe that our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accommodated by leasing additional or alternative space near our current facilities.

ITEM 3.  LEGAL PROCEEDINGS

     On September 15, 1999, Fort Myers Broadcasting Company filed suit against us in the United States District Court for the Middle District of Florida, alleging federal trademark infringement, unfair competition and dilution as well as injury to business reputation, unfair competition and dilution in the state of Florida. In the fourth quarter of 2001, the parties entered into a settlement agreement and on December 14, 2001, this case was dismissed. On approximately January 14, 2002 the case was automatically dismissed with prejudice.

     On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC ("PMC") alleging that DIRECTV, Inc., Hughes Electronics Corp., Thomson Consumer Electronics and Philips Electronics North America, Inc. are willfully infringing certain claims of seven U.S. patents assigned or licensed to PMC. Though the Company is not a defendant in the suit, PMC may allege that certain of our products, in combination with products provided by defendants, infringe PMC's patents. Our agreements with each of the defendants include indemnification obligations that may be triggered by this litigation. If it is determined that we are obligated to defend any defendant in this matter, our business and financial performance may be adversely affected. If it is determined that our products infringe any of the asserted claims, our business and financial performance may be adversely affected.

     On November 26, 2001, a class action complaint was filed in the United States District Court for the Southern District of New York by Collegeware USA, Inc., on behalf of itself and all others similarly situated ("Collegware") alleging that Wink, certain of its officers and directors, along with other defendants, committed certain wrongful acts in connection with its IPO, including violating certain SEC & NASD rules and regulations. This litigation, referred to as a "laddering' case, is similar to hundreds of other laddering cases filed against other newly public companies by other class action defendants in the same Court. Our agreements with certain of the defendants may include indemnification rights and obligations that may be triggered by this litigation. If it is determined that we are obligated to defend any defendant in this matter, our business and financial performance may be adversely affected. If this litigation proceeds and we are determined to be liable for the alleged violations, our business and financial performance may be adversely affected.

     We believe we have meritorious defenses and plan to vigorously defend ourselves in the matters filed against us, and while the results of such litigations and claims cannot be predicted with certainty, we believe that the resolution of each matter will not have a material adverse effect on our consolidated financial position, results of operations or on our cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2001.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers as of December 31, 2001:

                NAME                     AGE                          POSITION(S)
                ----                     ---                          -----------
EXECUTIVE OFFICERS OF THE REGISTRANT
Mary Agnes Wilderotter...............    47     Chief Executive Officer, President and Director
Jonathan W. Spatz*...................    46     Chief Financial Officer and Executive Vice President*
Timothy V. Travaille.................    44     Chief Technical Officer and Executive Vice President,
                                                Business Development and Finance
Katherine Sullivan...................    46     Executive Vice President, Marketing and People
                                                Development
Charles McCullough...................    50     Executive Vice President, Engineering and Operations
Melinda White........................    42     Executive Vice President, National Accounts for
                                                Distribution and Programming

-------------------------

  * Mr. Spatz went on long-term disability in January 2002, therefore he no longer serves in the role as Chief Financial Officer and Executive Vice President.

     Mary Agnes Wilderotter has served as our President and Chief Executive Officer and a director since January 1997. From August 1995 to January 1997, Ms. Wilderotter was the Executive Vice President of National Operations and Chief Executive Officer of the Aviation Communications Division of AT&T Wireless Services, Inc., a provider of wireless communications services in the United States and a wholly owned subsidiary of AT&T Corporation. Prior to her tenure at AT&T Wireless, Ms. Wilderotter was Senior Vice President of McCaw Cellular Communications, Inc. from October 1991 to August 1995 and Regional President of the California/Nevada/Hawaii Region. McCaw became AT&T Wireless upon AT&T's acquisition of McCaw. Prior to joining McCaw, Ms. Wilderotter spent over 12 years in the cable industry. Ms. Wilderotter serves as a director on the boards of Airborne Freight Corporation, Anixter International, Gaylord Entertainment Co., American Tower Corp., Electric Lightwave, The McClatchy Company, California Cable Television Association, and National Cable Television Association. Ms. Wilderotter is also a member of the Board of Trustees of the College of the Holy Cross and the Dean's Advisory Board at U.C. Davis. Ms. Wilderotter received a B.A. degree in Economics and Business Administration from the College of the Holy Cross.

     Jonathan W. Spatz served as our Executive Vice President and Chief Financial Officer from December 2000 to January 2002. From January 2000 to November 2000, he was Executive Vice President and Chief Financial Officer of Eve.com, Inc., an internet retailer. Prior to joining Eve, Mr. Spatz was Executive Vice President, Chief Operating Officer and Chief Financial Officer for Factory 2-U Stores, Inc., an off-price apparel retailer, from June 1997. From July 1994 to June 1997, he served as Senior Vice President and Chief Operating and Financial Officer of Strouds, Inc., a specialty retailer of bed and bath linens. Mr. Spatz received a B.S. degree in Business Administration from the University of Nebraska.

     Timothy V. Travaille has served as our Executive Vice President, Business Development and Finance since March 2002. From February 2000 to February 2002 he served as Executive Vice President, Product Marketing and Business Development, Chief Technical Officer since August 2000, Senior Vice President, Operations and Deployments from February 1997 to March 1998 and Vice President, Operations and Deployments from March 1997 to March 1998. From March 1994 to March 1997, Mr. Travaille was employed by AT&T Wireless as Vice President, Chief Information Officer. From December 1986 to February 1994, Mr. Travaille was employed by Lamonts Apparel Inc., most recently as Vice President of Information Systems and Merchandise Information Office. Mr. Travaille received B.S. degrees in Accounting and Computer Science and an M.B.A. degree from the University of Washington.

     Katherine Sullivan has served as our Executive Vice President, Marketing and People Development since October 2000, Senior Vice President, Marketing and People Development from June 1999 to September 2000 and Vice President, Consumer Marketing and Marketing Communications from September 1997 to June 1999. From June 1992 until September 1997, Ms. Sullivan was employed by McCaw Cellular Communications/AT&T Wireless Communications, serving in several roles directing Western Region retail sales and distribution. Ms. Sullivan received a B.A. degree in Economics from The University of South Carolina.

     Charles McCullough has served as our Executive Vice President, Engineering and Operations since October 2000, Senior Vice President of Engineering from March 2000 to October 2000 and Vice President of Engineering from August 1998 to March 2000. He is responsible for delivering our first digital platform. Prior to joining Wink, Mr. McCullough was Vice President, Engineering, for Compact Devices, Inc., from September 1997 to August 1998, where his engineering team was responsible for the delivery of quality embedded system products. He worked as a Consultant and Site Director for SCO directing UnixWare and OpenServer engineering activities from 1995 to 1996. He also worked as an Engineering Director for Unisys Corporation from 1992 to 1995, with responsibility for delivering a range of server products. Mr. McCullough earned a Bachelor of Science in Computer Software from the University of the State of New York, Albany, New York.

     Melinda White has served as our Executive Vice President of National Accounts since December 2000 and as Vice President of US TV Sales from May 1997 to November 2000. Ms. White held Sales, Marketing, and Business Development roles with Cox Cable Communications over an eight year period in their Lubbock TX, New Orleans, LA, and San Diego, CA Operating Areas from August 1985 to February 1993 and on a consulting basis from January 1996 to May 1997. She was also the General Manager of Cellular One's Monterey County properties, and Vice President of Strategic Marketing for Telemac Cellular Corporation from October 1994 to January 1996. Ms. White earned a Master of Business Administration from A.B. Freeman School of Business at Tulane University in New Orleans and a Bachelor of Business Administration from Howard Payne University in Brownwood, TX.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our Common Stock has traded on the Nasdaq National Market under the symbol "WINK" since August 19, 1999. The following table sets forth the high and low sales prices of our Common Stock for the periods indicated, and as reported on the Nasdaq National Market:

                                                                 HIGH      LOW
                                                                ------    ------
YEAR ENDED DECEMBER 31, 2001
First Quarter...............................................    $ 9.75    $ 4.16
Second Quarter..............................................    $ 6.20    $ 2.56
Third Quarter...............................................    $ 3.75    $ 0.63
Fourth Quarter..............................................    $ 1.70    $ 0.70
YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................    $75.00    $31.13
Second Quarter..............................................    $34.63    $14.50
Third Quarter...............................................    $31.69    $10.88
Fourth Quarter..............................................    $15.00    $ 4.88

     As of February 28, 2002, there were approximately 261 stockholders of record of our Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders. The price for the Common Stock as of the close of business on February 28, 2002 was $1.26 per share.

DIVIDEND POLICY

     We have never paid cash dividends on our Common Stock.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

     On August 18, 1999, we commenced an initial public offering ("IPO") of 5,462,500 shares of Common Stock (including 200,000 shares sold by existing stockholders and an underwriters' over-allotment option of 712,500 shares) at $16.00 per share pursuant to a registration statement (No. 333-80221) (the "Initial Registration Statement") and a related registration statement (No. 333-85531) filed pursuant to Rule 462(b) of the Securities Act. The Initial Registration Statement was declared effective by the Securities and Exchange Commission. The IPO was completed on August 24, 1999, and all shares have been sold. The aggregate gross proceeds from the IPO were $84.2 million for the shares sold by us and $3.2 million for the shares sold by the selling stockholders.

     We have used, and continue to expect to use, the proceeds from the IPO for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. Pending such uses, we have invested the net proceeds of the IPO in interest-bearing securities that management considers to be credit worthy.

WARRANTS

     In November 2001, we entered into an agreement with a broadcast network company to develop and air Wink-enhanced programming over a four-year period. In connection with the agreement, we are obligated to issue to the broadcast network partner warrants to purchase up to a maximum of 800,000 shares of Common Stock upon the achievement of certain advertising broadcasting milestones. In the event the warrants are issued, the exercise price for the warrants will be $1.25 and the warrants will expire in November 2006.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to our consolidated statements of operations for each of the years ended December 31, 1999, 2000 and 2001 and with respect to our consolidated balance sheets as of December 31, 2000 and 2001 have been derived from our audited financial statements, which are included elsewhere herein. The selected consolidated financial data set forth with respect to our consolidated statements of operations for each of the periods ended December 31, 1997 and 1998 and with respect to our consolidated balance sheets as of December 31, 1997, 1998 and 1999 are derived from our audited financial statements, which are not included herein. Certain prior year balances have been reclassified to conform with the current year presentation. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes to those statements included elsewhere herein.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1997       1998       1999       2000       2001
                                          -------   --------   --------   --------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Licenses -- related parties..........   $   384   $    174   $    488   $    445   $     143
  Licenses -- third parties............        --        224        602      1,090         987
  Services -- related parties..........       148         --        356      2,805       4,747
  Services -- third parties............        87        119        155          4       1,037
                                          -------   --------   --------   --------   ---------
          Total revenues...............       619        517      1,601      4,344       6,914
                                          -------   --------   --------   --------   ---------
Costs and expenses(a):
  Revenue sharing and launch fees --
     related parties...................       240        641      2,146      8,963      34,698
  Revenue sharing and launch fees --
     third parties.....................        --         75      1,259        345         890
  Sales and marketing -- related
     parties...........................        --         --         --      1,750       2,070
  Sales and marketing -- third
     parties...........................     3,270      4,862      5,648      8,352       8,088
  Operating............................       817      2,733      6,146      8,752      10,087
  Product development..................     4,105      4,329      5,317     11,098       8,783
  General and administrative...........     1,843      2,572      4,657      6,534       5,283
  Impairment charge -- related
     parties...........................        --         --         --         --      52,494
  Impairment charge -- third parties...        --         --         --         --       2,801
                                          -------   --------   --------   --------   ---------
          Total costs and expenses.....    10,275     15,212     25,173     45,794     125,194
                                          -------   --------   --------   --------   ---------
Loss from operations...................    (9,656)   (14,695)   (23,572)   (41,450)   (118,280)
Interest and other income..............       684        813      5,435      8,167       3,741
Interest expense.......................      (194)      (154)       (87)       (22)         --
                                          -------   --------   --------   --------   ---------
Net loss...............................   $(9,166)  $(14,036)  $(18,224)  $(33,305)  $(114,539)
                                          =======   ========   ========   ========   =========
Net loss per share(b):
  Basic and diluted....................   $ (1.25)  $  (1.57)  $  (1.06)  $  (1.09)  $   (3.68)
                                          =======   ========   ========   ========   =========
  Weighted average shares used in
     computing both basic and diluted
     net loss per share................     7,337      8,954     17,150     30,425      31,147
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..............   $ 8,530   $ 16,892   $ 58,032   $ 22,093   $  20,513
Short-term investments.................     5,452      4,441     91,167     98,907      57,434
Working capital........................    11,367     17,443    145,211    108,426      61,855
Total assets...........................    15,629     23,920    155,809    146,460      86,393
Long-term obligations, less current
  portion..............................       767        365         --         --          --
Stockholders' equity...................    11,925     19,125    149,419    127,550      65,524

-------------------------

(a) Costs and expenses include non-cash charges for stock compensation and warrant amortization totaling $455,000, $1,256,000, $5,018,000, $6,538,000 and $13,859,000 for years ended December 31, 1997, 1998, 1999, 2000 and
    2001, respectively. See Notes 1, 9 and 10 of Notes to Consolidated Financial Statements.

(b) See Note 1 of Notes to Consolidated Financial Statements for a discussion of the computation of historical basic and diluted net loss per share and weighted average shares outstanding.

                        QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated quarterly statements of operations data for the eight quarters ended December 31, 2001. This information is unaudited but, in the opinion of management has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for the full year or for any future period.

                                                                    QUARTER
                                                  --------------------------------------------
                                                   FIRST       SECOND      THIRD       FOURTH
                                                  --------    --------    --------    --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 2001
Net revenues....................................  $  1,704    $  2,208    $  1,755    $  1,247
Loss from operations............................   (14,896)    (15,023)    (15,686)    (72,675)*
Net loss........................................   (12,622)    (14,434)    (14,571)    (72,912)
Net loss per share, basic and diluted...........  $  (0.41)   $  (0.46)   $  (0.47)   $  (2.34)
YEAR ENDED DECEMBER 31, 2000
Net revenues....................................  $    526    $    636    $  1,439    $  1,743
Loss from operations............................    (7,147)     (8,285)     (9,200)    (16,818)
Net loss........................................    (5,474)     (6,332)     (6,888)    (14,611)
Net loss per share, basic and diluted...........  $  (0.18)   $  (0.21)   $  (0.22)   $  (0.47)

-------------------------

  *  Includes a $55.3 million impairment charge.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

     OVERVIEW

     Wink Communications was founded in 1994 and our activities to date have primarily consisted of:

     - developing and adapting our technology for operation in televisions and advanced analog and digital set-top boxes;

     - licensing our Wink Studio authoring tool software to major broadcast and cable networks, third-party developers and advertisers to enable them to develop the Wink Service;

     - licensing our Wink Server software to broadcast and cable networks and cable system and satellite system operators to incorporate Wink enhancements into their television programming;

     - developing the Wink Response Network for collecting and managing responses to the Wink Service;

     -  marketing the concept of the Wink Service and promoting the Wink icon;
        and

     - establishing relationships with and licensing our technology to key television industry participants.

     Through December 31, 2001, we derived revenues primarily from non-recurring consulting engineering and installation services under agreements to port the Wink Engine software to various televisions and set-top boxes. Our business plan for the future is to derive the primary portion of our future revenues from the Wink Response Network by charging transaction fees to advertisers, merchants and broadcast network and cable programmers for each information request or purchase order obtained from viewers who respond to Wink Enhanced Broadcasting and to provide data analysis and reporting services related to those responses. The Wink Response Network was activated on a limited basis in the second half of 1998. However, transaction fee revenue through December 31, 2001 has not been significant. The majority of the revenues we have earned from advertisers and merchants utilizing the Wink Response Network as of December 31, 2001 have been related to charter advertising agreements that provide for a flat fee to be paid in lieu of transaction fees. These fees have been recognized ratably over the life of the advertising agreement, generally one year. We have also entered into agreements with advertisers and merchants that will pay fees on a transaction fee and report basis, and we expect to enter into more of these agreements in the future. The revenues recognized under these advertising agreements were not significant for the year ended December 31, 2001. We have also launched dedicated interactive and virtual channels in 2001 and have begun to derive revenue from sales of products on these channels, and while the revenue earned from these channels was insignificant in 2001, we expect to see growth in this revenue in future years.

     Due to the downturn in the economy, specifically in the advertising industry, we have not experienced the significant increase in transaction and reporting fees we had expected. In addition, we do not currently have substantial commitments from advertisers. To date, the majority of our revenue has been derived from non-recurring consulting engineering and installation services. Non-recurring consulting engineering projects are a result of specific customer requests and therefore there is no assurance we will obtain revenue-producing engineering projects in the future. See "Risk Factors."

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Distribution Costs. We have entered into a number of distribution agreements with cable and satellite system operators and broadcast and cable network programmers and certain other market participants, some of which are related parties (see Notes to the Consolidated Financial Statements), pursuant to which we have agreed to pay certain cash and equity consideration in connection with the deployment of the Wink Service by these parties. Such consideration is typically earned by the distribution partner upon signing of the agreement, upon launch of the Wink Service, or based on the number of Wink-enabled devices or subscribers deployed by that operator or based upon the volume of airings of Wink-enhanced content by the programmer. Such consideration is generally recognized in revenue sharing and launch fees expense and may include one or several of the following:

     - Revenue sharing and guarantees -- Revenue sharing is earned by the distributor and accrued by us when transaction fee revenue relating to television viewers' response data is recognized and generally paid quarterly. For certain distribution agreements, we have also provided minimum revenue guarantees. Revenue guarantees are generally accrued and expensed monthly and paid annually, in arrears.

     - Marketing development and system funds -- Marketing development and system funds are used for promotion of the Wink Service and are generally earned by the distributor on a one-time, per household or device basis and paid quarterly. Marketing development and system funds are expensed as incurred.

     - Equipment subsidies -- Equipment subsidies are one-time fees for integrating the Wink Engine into a certain set-top box, generally on a per set-top box basis. These fees are capitalized as a deferred charge and amortized over the useful life of the set-top box, generally 18 months, and generally paid quarterly. The equipment subsidies also include one-time fees to distribution partners to offset their costs of capital equipment and are paid according to the terms of the respective agreement. These fees are capitalized as a deferred charge and amortized over the remaining life of the agreement or period of benefit, which ever is shorter.

     - Standard feature launch fees -- Standard feature launch fees are consideration paid to the cable distributor for including the Wink Service as a standard feature on all of its digital set-top boxes. These fees are generally lump-sum payments, paid per a specified schedule in the respective agreement and are capitalized and amortized over the shorter of the remaining life of the agreement or the expected period of benefit.

     - Other launch fees -- Other launch fees are any other launch support fees per the distribution contracts. These fees are generally specified amounts per the contract, but may be one-time payments up to $5.00 per household. These fees may be paid per specified dates in the agreement or on a quarterly basis. These fees are capitalized as deferred charges and amortized over the shorter of the remaining life of the agreement or the expected period of benefit.

     - Warrant and Common Stock amortization -- Warrants or our Common Stock were issued as consideration in connection with certain of our distribution agreements. The fair value of warrants or Common Stock issued to distributors is generally amortized over the life of the distribution agreement.

     Valuation of long-lived and intangible assets. We assess the impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

     - Significant underperformance relative to expected historical or projected future operating results;

     - Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     -  Significant negative industry or economic trends; or

     - Significant decline in our market capitalization relative to net book value for a sustained period.

     When we determine that the carrying value may not be recovered based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

     Accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing the temporary differences resulting from differing treatment of items, such as deferred revenue or deductibility of certain intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which should be included within our consolidated balance sheet. We have assessed the likelihood that our deferred tax assets will be recovered from future taxable income in the near future. Because we believe the recovery is not likely in the near future, we have established a valuation allowance for the entire net deferred tax asset.

RESULTS OF OPERATIONS

     We have incurred net losses since inception and, at December 31, 2001, had an accumulated deficit of approximately $197.3 million. We may never achieve favorable operating results or profitability. See "Risk Factors -- We have a history of losses and expect future losses."

     Revenues. Through December 31, 2001, our revenues were derived from non-recurring consulting engineering services under agreements to port the Wink Engine software to various televisions and set-top boxes, license fees relating to the Wink Engine, Wink Studio, and Wink Broadcast Server software, development of customized interactive applications, transaction fees from television viewer responses, charter advertising fees and service fees relating to software installation and post-installation customer support. Non-recurring engineering consulting services have been recognized using the percentage-of-completion method, using labor hours as a measure of progress towards completion. We recognize software license revenues relating to the Wink Engine on a "sell-through" basis upon notification of shipment of Wink-enabled products by the original equipment manufacturer. License fees from Wink Studio and Wink Broadcast Server software are recognized ratably over the term of the subscription license agreement. Revenue from development of customized interactive applications for television programs and virtual channels is generally recognized over the life of the contract. Transaction fees from viewer responses is recognized at the time television viewers' response data is routed to the customer. The charter advertiser agreements provided for a flat fee to be paid up front and that revenue was recognized ratably over the life of the agreement, generally six to 12 months. Fees from installation services and post-installation customer support are recognized ratably over the term of the agreement. Fees received in advance of revenue recognition are included on the balance sheet as deferred revenue.

     Revenue sharing and launch fees. Revenue sharing and launch fees include the distribution costs related to our agreements with cable and satellite system operators, broadcast network and cable programmers and other market participants to deploy the Wink service to their subscribers and viewers. Because the revenue guarantees and marketing and launch funds are contingent upon households deployed with the Wink Service or the commercial launch of the Wink Service by a distributor, where applicable, we are obligated to pay the revenue guarantees and marketing and launch funds regardless of whether any revenue is earned from transaction fees or data analysis and reporting services. See "Liquidity and Capital Resources" below and "Risk Factors". While we believe that the number of Wink-enabled households will continue to increase in the future, we do not believe revenue sharing and launch fees expense will increase because we amended three of our significant distribution partner agreements to decrease future payments of revenue guarantees and marketing development funds in March 2002. See Liquidity and Capital Resources discussion on page 30. We have also significantly decreased future amortization of deferred charges and unearned compensation related to warrants due to the impairment charge. See Impairment Charge discussion on page 28.

     Sales and Marketing. Sales and marketing expense includes salaries, non-cash charges for employee stock-based compensation, consulting fees, travel-related costs, allocated facilities-related costs, and advertising expenses associated with our sales and consumer marketing departments. Sales and marketing expense also includes costs related to marketing materials, commercial spots and training for the launch of Wink Enhanced Broadcasting in new cable systems. We expect sales and marketing expense to increase in the future as additional marketing and advertising costs are incurred to support anticipated growth.

     Operating. Operating expense includes costs associated with our operations departments, including personnel costs, expenses related to our internal information systems, allocated facilities-related expenses and costs of operating the Wink Response Network, including processing and telecommunication costs and payments to third-party consultants and customer service representatives. While we expect significant growth in deployments, we anticipate operating expense related to deployments to remain relatively constant due to sizeable decreases in telecommunications rates. We also expect a significant decrease in depreciation expense due to smaller equipment expenditures as a result of a change in our customer contracts, which now provide that equipment is generally the responsibility of the customer, and from the substantial decrease in the carrying value of deployment equipment due to the impairment charge of $2.3 million. See Impairment Charge discussion on page 28.

     Product Development. Product development expense includes costs associated with our engineering and business development departments, including personnel costs, allocated facilities-related expenses, non-cash charges for employee stock-based compensation and fees to third-party consultants. Costs of developing the Wink technology to be incorporated in several different set-top box platforms for both our cable and direct broadcast satellite system operators and continued work on enhancing our proprietary automated Wink Response Network comprise a significant portion of product development expenses. We expect product development expense to remain relatively constant, but we may need to expend additional resources to meet certain product launch targets.

     General and Administrative. General and administrative expense includes administrative and executive personnel costs, allocated facilities and information technology charges, legal expenses for general corporate and intellectual property purposes, investor relations costs associated with being a public company and non-cash charges for employee stock-based compensation. We believe that as operations increase in size and scope, general and administrative expenses will remain relatively constant.

     Since inception, we have been engaged primarily in the development and licensing of the Wink Service. Accordingly, our historical results of operations may not be indicative of and should not be relied upon as an indicator of future performance.

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

REVENUES

     Total revenues were $6.9 million, $4.3 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase of 60% from 2000 to 2001 resulted primarily from a significant increase in services revenue of $3.0 million, or 107%. The increase in services revenues is primarily due to an increase in non-recurring engineering consulting services and installation services from related parties. Services revenue also included an increase in transaction fee and related application development fees totaling $755,000. During 2001, one related party accounted for 55% of our revenue. The increase of 169% from 1999 to 2000 resulted primarily from a significant increase in services revenue of $2.3 million, or 450%. The increase in services revenue was primarily due to non-recurring engineering consulting and installation services with related parties totaling $2.7 million in 2000, whereas no such revenue was recognized in 1999. During the year ended December 31, 2000, license revenues also increased by a total of $445,000, or 41%, due to additional charter advertisers and programmers' license fees. During the year ended December 31, 2000, three customers, all related parties, accounted for 24%, 21% and 17% of total revenues, respectively. During 1999, transactions with two customers, both related parties, accounted for 25% and 16% of our total revenue, respectively.

COSTS AND EXPENSES

     Total costs and expenses were $125.2 million, $45.8 million and $25.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase of 173% from 2000 to 2001 was primarily a result of the $55.3 million impairment charge included in costs and expenses. See "Impairment Charge" discussion on page 28. The increase was also a result of a $26.3 million increase in revenue sharing and launch fees expense, which included significant increases in revenue sharing and guarantees, equipment subsidies and other launch funds provided to our affiliated cable and satellite system operators and broadcast network and cable programmers, including a $7.7 million increase in non-cash warrant amortization related to warrants issued to our distribution partners. The increase of 82% from 1999 to 2000 was primarily a result of additional operating costs associated with the development, testing and deployment of the Wink Service, a rise in revenue sharing and launch fees expense, which included significant increases in revenue sharing and guarantees, equipment subsidies and other launch funds provided to our affiliated cable and satellite operators, as well as a substantial rise in sales and marketing expenses. We believe that continued expansion of our distribution, operations and our sales and marketing efforts is critical to our business plan. Therefore, we believe that costs and expenses will continue to increase.

     Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 2001       2000      1999
                                                                -------    ------    ------
Revenue sharing and launch fees -- related parties..........    $12,003    $4,275    $1,967
Revenue sharing and launch fees -- third parties............         --        --     1,220
Sales and marketing.........................................        485       517       372
Product development.........................................        906       979       944
General and administrative..................................        465       767       515
                                                                -------    ------    ------
                                                                $13,859    $6,538    $5,018
                                                                =======    ======    ======

     In connection with the grant of stock options and restricted Common Stock to employees and non-employee directors during fiscal 1999 and 1998, we recorded aggregate unearned compensation of $6.6 million and $600,000, respectively, representing the difference between the deemed fair value of our Common Stock at the date of grant and the exercise price of such options. Unearned compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable option and is allocated by expense category in our consolidated statements of operations. Amortization of unearned compensation related to employee stock options and restricted stock totaled $1.4 million, $1.8 million and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. We expect to amortize approximately $1.4 million and $0.6 million of unearned stock-based compensation in fiscal 2002 and 2003, respectively.

     The value of equity instruments issued to non-employees is recorded at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable, at the measurement date, which is the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services, or on the date performance is complete. The related stock compensation is allocated by expense category. For certain equity instruments, at each reporting date, we re-value the stock-based compensation. As a result, the stock-based compensation expense could fluctuate as the fair market value of our Common Stock fluctuates. Non-employee stock based compensation was primarily attributable to warrants issued to cable and direct broadcast satellite system operators in connection with agreements to deploy the Wink Service, in which case the fair value of the warrant is usually amortized to revenue sharing and launch fees expense over the life of the distribution agreement. In addition, warrants were issued in connection with sales and marketing services received and the related fair value was amortized to sales and marketing expense. In connection with the grant of warrants, we recorded stock-based compensation expense of $12.3 million, $4.7 million and $3.2 million in the years ended December 31, 2001, 2000 and 1999, respectively. During the quarter ended December 31, 2001, we performed an impairment analysis of the deferred charges associated with our distribution agreements, including the unamortized unearned compensation related to warrants and Common Stock issued to our distribution partners. As a result of the review, $39.6 million related to warrant and Common Stock unearned compensation was included in the impairment charge. See "Impairment Charge" on page 28. Accordingly, the amortization of the fair value of equity instruments already issued to non-employees for the years 2002 and thereafter will not be significant, but we are committed under certain distribution agreements to issuing additional warrants if certain performance criteria are met. We expect to record additional stock-based compensation if these warrants are issued.

     Revenue Sharing and Launch Fees. Total revenue sharing and launch fees were $35.6 million, $9.3 million and $3.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Revenue sharing and launch fees from related parties accounted for $34.7 million, $9.0 million and $2.1 million of the total revenue sharing and launch fees in 2001, 2000 and 1999, respectively.

     Total revenue sharing and launch fees increased $26.3 million in 2001 from 2000 as the result of a significant increase in costs related to the development and launch of the Wink Service with our affiliated cable and satellite system operators and broadcast network and cable programmers. Most of the total revenue sharing and launch fees increase consisted of three components: (i) a $7.7 million increase in non-cash charges for warrant amortization for warrants to purchase our Common Stock, which we issued to these operators and broadcasters in 2000 and 2001, (ii) a $7.4 million increase in non-cash charges for amortization of equipment subsidies that we provided to these customers and (iii) a $6.3 million increase in payments for revenue sharing and guarantees.

     The increase in total revenue sharing and launch fees in 2001 from 2000 was primarily due to the fact that the Wink Service was not deployed with a significant distribution partner until October 2000. As a result, most of the revenue sharing and guarantees and other distribution costs associated with the deployment of the Wink Service did not occur until 2001 following the launch of the Wink Service and the resulting increase in the number of Wink-enabled households. Also, the increase in non-cash charges for warrant amortization in 2001 stemmed from the fact that we issued the relevant warrants in the last six months of 2000, and therefore, most of the amortization for these warrants occurred in 2001.

     Total revenue sharing and launch fees increased $5.9 million in 2000 from 1999 as the result of a significant increase in costs related to the development and launch of the Wink Service with one significant partner in October 2000 and related revenue sharing and guarantees for the development and launch of the Wink Service. These costs accounted for $4.1 million of the total increase in 2000. In addition, $1.1 million of the increase was attributable to non-cash charges for warrant amortization for warrants to purchase our Common Stock, which we issued to these operators and broadcasters in 2000.

     Sales and Marketing. Sales and marketing expenses were $10.2 million, $10.1 million and $5.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Sales and marketing expenses from related parties accounted for $2.1 million and $1.8 million of the total sales and marketing expenses in the years ended December 31, 2001 and 2000, respectively. Sales and marketing expenses only increased $0.1 million or 1% from 2000 to 2001 as a result of advertising costs related to launches in 2001. Sales and marketing expenses increased $4.5 million or 80% from 1999 to 2000 primarily as a result of increases in advertising costs related to launches in 2000, headcount increases in our sales department and travel-related costs.

     Operating. Operating expenses were $10.1 million, $8.8 million and $6.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Operating expenses increased $1.3 million or 15% from 2000 to 2001 as a result of increases in the telecommunications costs incurred to operate the Wink Response Network, increases in personnel-related costs and increased depreciation expense for the purchase of internal and deployment equipment, both of which were incurred to support increased Wink technology deployment activities and our expanded operations, offset by costs related to outside services, most of which were related to the use of temporary employees in 2000. Operating expenses increased $2.7 million or 44% from 1999 to 2000 as a result of increases in costs related to outside services, mostly related to temporary employees, increases in the telecommunications costs incurred to operate the Wink Response Network, increases in personnel-related costs from headcount additions and increased depreciation expense.

     Product Development. Product development expenses were $8.8 million, $11.1 million and $5.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Product development expenses decreased $2.3 million or 21% from 2000 to 2001 primarily as a result of decreases in fees related to outside services, temporary employees and contract engineers, and decreases in personnel-related costs due to headcount reductions. Product development expenses increased $5.8 million or 109% from 1999 to 2000 as a result of increases in personnel-related costs and outside services as engineering and product development personnel costs were incurred due to increases in employee headcount and the use of more consultants and temporary employees for the product development and testing required for a significant launch of the Wink Service early in the fourth quarter of 2000.

     General and Administrative. General and administrative expenses were $5.3 million, $6.5 million and $4.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. General and administrative expenses decreased $1.2 million or 18% from 2000 to 2001 primarily as a result of a decrease in legal fees and settlement costs related to a patent infringement case that we settled in 2000. General and administrative expenses increased $1.8 million or 38% from 1999 to 2000 primarily as a result of legal fees and settlement costs related to the patent infringement case, the hiring of administrative and executive personnel to support anticipated future growth, and increased non-cash charges for stock compensation amortization attributable to employees categorized within general and administrative.

     Impairment Charge. During the quarter ended December 31, 2001, we performed an impairment assessment of the deferred charges and unamortized compensation for warrants related to our distribution agreements with cable and satellite system operators and certain property and equipment deployed at the cable and satellite system operators and broadcast network and cable programmers. The assessment was performed primarily due to the significant decline in the price of our Common Stock since the date that we valued the consideration and warrants issued to each cable and satellite system operators and our lower projected operating results. As a result of the review, we recorded an impairment charge to certain assets. The components of the charge are as follows (in millions):

Deferred charges -- related parties.........................    $12.9
Deferred charges -- third parties...........................      0.3
Unamortized compensation for warrants.......................     39.6
Property, equipment and intellectual property...............      2.5
                                                                -----
                                                                $55.3
                                                                =====

     The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting our future cash flows, including the discount rate, were determined using management's best estimates. The remaining property and equipment net balance of approximately $2.1 million will be amortized over the remaining useful life of three to five years, which we consider appropriate.

     Interest and Other Income, Net of Interest and Other Expense. Interest and other income, net, was $3.7 million, $8.1 million and $5.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Interest and other income decreased $4.4 million or 54% from 2000 to 2001 primarily due to the impairment of two investments in private equity securities. The first investment was deemed impaired in the quarter ended June 30, 2001 and resulted in a charge of $1.2 million. The second investment was deemed impaired in the quarter ended December 31, 2001 and resulted in a charge of $1.7 million. Both investments' impairment was triggered by the private company's lack of revenue growth, lack of acceptance of its products and decreasing cash balances. Interest income also decreased $1.5 million from 2000 to 2001 due to decreases in the average cash and investment balances. Interest and other income, net, increased $2.8 million or 52% from 1999 to 2000 primarily due to interest earned on increased average cash and investment balances as a result of the receipt of the proceeds from sales of our Common Stock and Preferred Stock. Interest and other income in 1999 also included the recognition of other income totaling $1.0 million resulting from a termination agreement with a third party customer for cancellation of a development and license agreement. Under this termination agreement, the third party paid us $1.1 million. Of this amount, $1.0 million was included in other income. The remaining amount related to a non-recurring engineering agreement and was included in services-third parties during the year ended December 31, 1999. We have no material remaining obligations under this agreement.

     Income Taxes. We have not generated taxable income since inception and, as a result, the provision for income taxes consists solely of the Delaware and California minimum franchise taxes of $127,000, $155,000 and $10,000 in 2001, 2000 and 1999, respectively, which are included in general and administrative expenses. At December 31, 2001, we had federal and state net operating loss carryforwards of approximately $140.0 million and $61.0 million, respectively, available to reduce future taxable income. Of these amounts, $33.0 million relates to employee stock options and the benefit will be credited to equity when and if it is realized. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited, as we have incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

     Net Loss. We have incurred net losses since inception, including net losses of $114.5 million, $33.3 million and $18.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The year-to-year increases in net losses were due primarily to significant increases in expenses as a result of additional business activities, stock-based compensation expenses and the impairment charge, as described above.

TRANSACTIONS WITH RELATED PARTIES

     We have entered into several multi-year agreements with certain stockholders and warrant holders, who are satellite and cable distribution companies, software developers, broadcast network and cable programmers and other industry participants. These agreements, ranging from one year to 12 years, some of which have renewal clauses, cover various activities relating to the deployment of the Wink Service for consumer distribution and include installation and engineering services provided to these partners. We have recognized expenses totaling $89.3 million, $10.7 million and $2.1 million in expenses in connection with these agreements for the years ended December 31, 2001, 2000 and 1999, respectively. For the year ended December 31, 2001, the amount includes $52.5 million related to the impairment charge. See Impairment Charge discussion on page 28.

     We have entered into several agreements with related parties in which we granted software licenses and provided certain non-recurring engineering consulting and other services. We recognized $4.9 million, $3.3 million and $844,000 in revenue from related parties for licenses and services for the years ended December 31, 2001, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our activities largely through the sale of equity securities. Prior to our initial public offering, we raised an aggregate $104.5 million through various sales of Preferred Stock. In August 1999, we raised net proceeds of approximately $77.3 million from our initial public offering of Common Stock. We had $77.9 million of cash, cash equivalents and short-term investments at December 31, 2001.

     Net cash used in operating activities totaled $39.9 million, $24.6 million and $13.5 million, for the years ended December 31, 2001, 2000 and 1999, respectively, primarily as a result of our net losses, offset in part by non-cash charges for stock-based compensation and depreciation in all three years and the impairment charge in the year ended December 31, 2001.

     Net cash provided by investing activities totaled $37.8 million for the year ended December 31, 2001 and was attributable to the net proceeds from the sale of short-term investments totaling $40.0 million, offset by $2.2 million in purchases of property and equipment. Net cash used in investing activities totaled $14.6 million for the year ended December 31, 2000 and was attributable to net purchases of short-term investments totaling $6.5 million, the purchase of non-public equity securities of $4.3 million and the acquisition of $3.8 million of property and equipment. Net cash used in investing activities totaled $88.0 million for the year ended December 31, 1999 and was attributable to net purchases of short-term investments totaling $86.2 million and the acquisition of $1.8 million of property and equipment.

     Net cash provided by financing activities for the year ended December 31, 2001 was $546,000 and consisted of proceeds from Common Stock issued in connection with our employee option and purchase plans. Net cash provided by financing activities for the year ended December 31, 2000 was $3.3 million and consisted of proceeds of $3.4 million from Common Stock issued in connection with our employee option and purchase plans and $250,000 from a stockholder note principal payment, offset by $355,000 in principal payments made on capital lease obligations. Net cash provided by financing activities for the year ended December 31, 1999 was $142.6 million, consisting primarily of proceeds from our initial public offering of Common Stock of $77.3 million, $44.3 million from the sale of Preferred Stock and proceeds totaling $15.1 million from the issuance of a convertible promissory note to a related party. In July 1999, the related party exercised its right to exchange the convertible promissory note for 1,260,000 shares of our Preferred Stock.

     We have entered into agreements with cable and direct broadcast satellite system operators and other television industry participants, some of whom are also related parties, who support Wink-enhanced programming to share with these entities a portion of revenues, if any, we generate from viewer responses to the Wink Service. These revenue sharing commitments are based upon the level of the commitment the particular participant has made to support the Wink Service. We record the revenue sharing as a charge to revenue sharing and launch fees expense in the period the revenue is recognized. To date insignificant transaction fee revenue has been recognized therefore revenue sharing expense has been minor.

     For certain cable and direct broadcast satellite system operators and cable programmers, including related parties, we have also provided minimum revenue guarantees. If the Wink Service fails to generate sufficient revenue to meet the revenue guarantees, we are obligated to pay the difference between the guaranteed amount and the amount actually earned. Such revenue guarantees will be recognized in the period incurred. We have also agreed to provide marketing and launch funds to a number of cable and direct broadcast satellite system operators, contingent upon the commercial launch of the Wink Service or the number of households deployed, including in some cases a per household fee, of up to $5.00. See Note 4 and Note 8 of the Notes to Consolidated Financial Statements for a further discussion of these and other commitments.

     In February and March 2002, we amended agreements with three related party distribution partners. Based on the terms of the amendments, we have decreased our obligations related to revenue guarantees and system and launch fees. Based on management's estimates of the future obligations that were set forth in the agreements before the amendments, we expect these amendments to save us approximately $22 million in cash payments in 2002 and 2003.

     Based on the subscribers deployed at December 31, 2001 and the amendments consummated as of March 2002, the following schedule approximates the distribution costs that will be payable under our contracts:

                                                                            TWO TO        FOUR TO
                                                   TOTAL     ONE YEAR*    THREE YEARS    FIVE YEARS
                                                  -------    ---------    -----------    ----------
                                                                   (IN THOUSANDS)
Revenue sharing and guarantees................    $13,500     $11,000       $2,000         $  500
Other launch fees and advertising.............     13,000       8,000        4,500            500
                                                  -------     -------       ------         ------
          Total...............................    $26,500     $19,000       $6,500         $1,000
                                                  =======     =======       ======         ======

-------------------------

  *  Includes amounts accrued at December 31, 2001 of $9.1 million.

     The following schedule approximates distribution costs and advertising buys that would be payable under our contracts reflecting a significant increase in the subscribers deployed during the respective years from the estimates in the schedule above. The increase is based on the subscriber deployments that our distribution partners have committed to, assuming a certain ramp in the subscriber counts and assuming that certain deployment milestones per our contracts are met, including the release of certain software upgrades:

                                                                            TWO TO        FOUR TO
                                                   TOTAL     ONE YEAR*    THREE YEARS    FIVE YEARS
                                                  -------    ---------    -----------    ----------
                                                                   (IN THOUSANDS)
Revenue sharing and guarantees................    $22,250     $12,750       $ 5,500        $4,000
Other launch fees and advertising.............     29,000      14,500        13,500         1,000
                                                  -------     -------       -------        ------
          Total...............................    $51,250     $27,250       $19,000        $5,000
                                                  =======     =======       =======        ======

-------------------------

  *  Includes amounts accrued at December 31, 2001 of $9.1 million.

     In addition, we have minimum lease commitments of $1.1 million in 2002 and 2003 and $885,000 in 2004 for our main office facilities.

     We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our currently anticipated business requirements, including capital expenditures and strategic operating programs, for at least the next 12 months. We also believe that we will be able to work with our distribution partners to decrease certain committed distribution costs in the future. Thereafter, if necessary, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). In November 2001, the EITF reached consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 00-25 and EITF 01-9 require that consideration, including equity instruments, given to a customer should be classified in the vendor's income statement as a reduction of revenue unless the consideration relates to a separable identifiable benefit received from the customer and the fair value of such benefit can be reasonably estimated. We typically give to our distributors various incentives including revenue guarantees, launch funds, and warrants. We will adopt EITF 00-25 and EITF 01-9 in the first quarter of fiscal year 2002. Upon adoption of EITF 00-25 and EITF 01-9, and in accordance with the transition guidance, financial statements for prior periods presented for comparative purposes will be reclassified to comply with the new income statement presentation requirement. We currently anticipate that the adoption of EITF 00-25 and EITF 01-9 will result in a reclassification from revenue to revenue sharing and launch fees expense of approximately $4.7 million, $2.9 million, and $250,000 for fiscal years ended

December 31, 2001, 2000, and 1999, respectively. The adoption of EITF 00-25 and EITF 01-9 will have no impact on our operating loss, net loss and loss per share.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". We will adopt SFAS 144 in fiscal year 2002 and currently do not expect the adoption of SFAS 144 to have a significant impact on our financial statements.

     In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue 1(a) of EITF Issue 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" that an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should be displayed in the balance sheet of the grantor as an asset rather than as a reduction of stockholders' equity. No transition guidance has yet been provided in connection with this consensus. To date, fully vested warrants issued in connection with distribution agreements have been recorded as a reduction of stockholders' equity. As of December 31, 2001, we booked an impairment charge of $39 million to fully write down the remaining unamortized portion of these warrants. Upon adoption of the consensus, fully vested warrants to be issued in the future to distributors and other strategic partners will be recorded as an asset.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Sensitivity. Our exposure to market risk for interest rate changes relates primarily to our short-term investment portfolio. We had no derivative financial instruments as of December 31, 2001 or December 31, 2000. We invest our marketable securities in accordance with our investment policy and maintain our portfolio in the form of managed investment accounts comprised of money market accounts, corporate bonds and government bonds and notes. We consider all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. The primary objective of our portfolio is to maintain proper liquidity to meet the operating needs of the business. Our policy specifies credit quality standards for the investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average maximum maturity of the portfolio is based on the Lehman 1-3 index.

     The fair value of our investments are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2000, the fair value of the portfolio would decline by an immaterial amount. If interest rates were to fall by 100 basis points, our interest income would fluctuate by an immaterial amount.

     Foreign currency exchange risk. The principal portion of our business is in the United States. Additionally, contracts we have entered into with companies headquartered in foreign countries have primarily been denominated in US dollars. Accordingly, we are not subject to exposure from adverse movements in foreign currency exchange rates. We may be subject to exposure in the future from our Canadian distribution partners because certain Canadian contracts are denominated in Canadian dollars. To date, we have not received significant revenues or incurred significant expenses with our Canadian distribution partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................      34
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................      35
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................      36
Consolidated Statements of Stockholders' Equity &
  Comprehensive Income (Loss) for the years ended December
  31, 2001, 2000 and 1999...................................      37
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................      38
Notes to Consolidated Financial Statements..................      39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of WINK COMMUNICATIONS, INC.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Wink Communications, Inc. and its subsidiary (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
March 8, 2002

                           WINK COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                ---------------------
                                                                  2001         2000
                                                                ---------    --------
                                                                (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  20,513    $ 22,093
  Short-term investments....................................       57,434      98,907
  Accounts receivable -- related parties, net...............        2,220       3,353
  Accounts receivable -- third parties, net.................          413         622
  Prepaid expenses and other current assets.................        2,144       2,361
                                                                ---------    --------
          Total current assets..............................       82,724     127,336
Property and equipment, net.................................        2,090       4,638
Deferred charges and other assets -- related parties........          287       9,973
Deferred charges and other assets -- third parties..........        1,292       4,513
                                                                ---------    --------
                                                                $  86,393    $146,460
                                                                =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   1,237    $  1,500
  Accrued liabilities.......................................        4,353       4,139
  Due to related parties....................................       14,081      10,060
  Deferred revenue -- related parties.......................          519       2,065
  Deferred revenue -- third parties.........................          679       1,146
                                                                ---------    --------
          Total current liabilities.........................       20,869      18,910
                                                                ---------    --------
Commitments and contingencies (Notes 4 and 8)
Stockholders' equity:
  Preferred Stock, $0.001 par value; 5,000 shares
     authorized; no shares issued and outstanding...........           --          --
  Common Stock, $0.001 par value; 100,000 shares authorized;
     31,205 and 31,102 shares issued and outstanding........           31          31
  Additional paid-in capital................................      267,022     263,439
  Stockholder notes receivable..............................       (1,291)     (2,499)
  Unearned compensation.....................................       (3,064)    (52,306)
  Accumulated deficit.......................................     (197,327)    (82,788)
  Accumulated other comprehensive income....................          153       1,673
                                                                ---------    --------
          Total stockholders' equity........................       65,524     127,550
                                                                ---------    --------
                                                                $  86,393    $146,460
                                                                =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WINK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001         2000        1999
                                                            ---------    --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                        AMOUNTS)
REVENUES:
  Licenses -- related parties...........................    $     143    $    445    $    488
  Licenses -- third parties.............................          987       1,090         602
  Services -- related parties...........................        4,747       2,805         356
  Services -- third parties.............................        1,037           4         155
                                                            ---------    --------    --------
          Total revenues................................        6,914       4,344       1,601
                                                            ---------    --------    --------
Costs and expenses:
  Revenue sharing and launch fees -- related parties....       34,698       8,963       2,146
  Revenue sharing and launch fees -- third parties......          890         345       1,259
  Sales and marketing -- related parties................        2,070       1,750          --
  Sales and marketing -- third parties..................        8,088       8,352       5,648
  Operating.............................................       10,087       8,752       6,146
  Product development...................................        8,783      11,098       5,317
  General and administrative............................        5,283       6,534       4,657
  Impairment charge -- related parties..................       52,494          --          --
  Impairment charge -- third parties....................        2,801          --          --
                                                            ---------    --------    --------
          Total costs and expenses......................      125,194      45,794      25,173
                                                            ---------    --------    --------
Loss from operations....................................     (118,280)    (41,450)    (23,572)
Interest and other income, net..........................        3,741       8,167       5,435
Interest expense........................................           --         (22)        (87)
                                                            ---------    --------    --------
Net loss................................................    $(114,539)   $(33,305)   $(18,224)
Net loss per share:
  Basic and diluted.....................................    $   (3.68)   $  (1.09)   $  (1.06)
                                                            =========    ========    ========
  Weighted average shares used in computing both basic
     and diluted net loss per share.....................       31,147      30,425      17,150

  The accompanying notes are an integral part of these consolidated financial statements.

                           WINK COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                                       CONVERTIBLE
                                     PREFERRED STOCK     COMMON STOCK     ADDITIONAL   STOCKHOLDER
                                     ----------------   ---------------    PAID-IN        NOTES        UNEARNED     ACCUMULATED
                                     SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     RECEIVABLE    COMPENSATION     DEFICIT
                                     -------   ------   ------   ------   ----------   -----------   ------------   -----------
                                                                           (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998.......    7,806    $  8    10,517    $11      $ 51,890      $(1,046)      $   (479)     $ (31,259)
Issuance of Series D Convertible
 Preferred Stock, net..............    3,698       4        --     --        44,318           --             --             --
Issuance of Series D Convertible
 Preferred Stock upon conversion of
 note payable......................    1,260       1        --     --        15,119           --             --             --
Issuance of Common Stock in initial
 public offering, net of issuance
 costs of $1,049...................       --      --     5,263      5        77,252           --             --             --
Conversion of Series A, Series B,
 Series C, and Series D Convertible
 Preferred Stock in conjunction
 with the initial public
 offering..........................  (12,764)    (13)   12,764     13            --           --             --             --
Issuance of Common Stock under
 stock option plan.................       --      --       466     --           618           --             --             --
Issuance of warrants for
 services..........................       --      --        --     --         6,763           --         (4,050)            --
Exercise of Common Stock
 warrants..........................       --      --       879      1         5,652           --             --             --
Repurchase of Common Stock and
 cancellation of related
 stockholder note receivable.......       --      --      (122)    --          (245)         245             --             --
Issuance of Common Stock for
 stockholder note receivable.......       --      --       250     --         2,000       (2,000)            --             --
Contribution of Company Common
 Stock by a principal
 stockholder.......................       --      --       (50)    --            --           --             --             --
Issuance of Common Stock for
 employee bonuses..................       --      --        50     --           600           --             --             --
Repayment of stockholder note
 receivable........................       --      --        --     --            --           52             --             --
Unearned compensation..............       --      --        --     --         6,634           --         (6,634)            --
Amortization of unearned
 compensation......................       --      --        --     --            --           --          1,705             --
Net loss...........................       --      --        --     --            --           --             --        (18,224)
Unrealized gain on short-term
 investments.......................       --      --        --     --            --           --             --             --
                                     -------    ----    ------    ---      --------      -------       --------      ---------
BALANCE AT DECEMBER 31, 1999.......       --      --    30,017     30       210,601       (2,749)        (9,458)       (49,483)
Issuance of Common Stock under
 stock option and purchase plans...       --      --     1,083      1         3,430           --             --             --
Issuance of warrants for
 services..........................       --      --        --     --        49,386           --        (49,164)            --
Issuance of Common Stock for
 services..........................       --      --         2     --            22           --             --             --
Repayment of stockholder note
 receivable........................       --      --        --     --            --          250             --             --
Amortization of unearned
 compensation......................       --      --        --     --            --           --          6,316             --
Net loss...........................       --      --        --     --            --           --             --        (33,305)
Unrealized gain on short-term
 investments.......................       --      --        --     --            --           --             --             --
                                     -------    ----    ------    ---      --------      -------       --------      ---------
BALANCE AT DECEMBER 31, 2000.......       --      --    31,102     31       263,439       (2,499)       (52,306)       (82,788)
Issuance of Common Stock under
 stock option and purchase plans...       --      --       184     --           546           --             --             --
Issuance of warrants for
 services..........................       --      --        --     --         4,264           --         (4,264)            --
Issuance of Common Stock for
 services..........................       --      --        70     --           585           --           (585)            --
Repurchase of Common Stock and
 cancellation of related
 stockholder note receivable.......       --      --      (151)    --        (1,812)       1,208            604             --
Amortization of unearned
 compensation......................       --      --        --     --            --           --         13,859             --
Impairment related to warrants to
 distribution partners.............       --      --        --     --            --           --         39,628             --
Net loss...........................       --      --        --     --            --           --             --       (114,539)
Unrealized loss on short-term
 investments.......................       --      --        --     --            --           --             --             --
                                     -------    ----    ------    ---      --------      -------       --------      ---------
BALANCE AT DECEMBER 31, 2001.......       --    $ --    31,205    $31      $267,022      $(1,291)      $ (3,064)     $(197,327)
                                     =======    ====    ======    ===      ========      =======       ========      =========

                                      ACCUMULATED
                                         OTHER          TOTAL
                                     COMPREHENSIVE   SHAREHOLDERS   COMPREHENSIVE
                                        INCOME          EQUITY          LOSS
                                     -------------   ------------   -------------
                                                    (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998.......     $   --         $ 19,125       $ (14,036)
                                                                      =========
Issuance of Series D Convertible
 Preferred Stock, net..............         --           44,322              --
Issuance of Series D Convertible
 Preferred Stock upon conversion of
 note payable......................         --           15,120              --
Issuance of Common Stock in initial
 public offering, net of issuance
 costs of $1,049...................         --           77,257              --
Conversion of Series A, Series B,
 Series C, and Series D Convertible
 Preferred Stock in conjunction
 with the initial public
 offering..........................         --               --              --
Issuance of Common Stock under
 stock option plan.................         --              618              --
Issuance of warrants for
 services..........................         --            2,713              --
Exercise of Common Stock
 warrants..........................         --            5,653              --
Repurchase of Common Stock and
 cancellation of related
 stockholder note receivable.......         --               --              --
Issuance of Common Stock for
 stockholder note receivable.......         --               --              --
Contribution of Company Common
 Stock by a principal
 stockholder.......................         --               --              --
Issuance of Common Stock for
 employee bonuses..................         --              600              --
Repayment of stockholder note
 receivable........................         --               52              --
Unearned compensation..............         --               --              --
Amortization of unearned
 compensation......................         --            1,705              --
Net loss...........................         --          (18,224)        (18,224)
Unrealized gain on short-term
 investments.......................        478              478             478
                                        ------         --------       ---------
BALANCE AT DECEMBER 31, 1999.......        478          149,419       $ (17,746)
                                                                      =========
Issuance of Common Stock under
 stock option and purchase plans...         --            3,431              --
Issuance of warrants for
 services..........................         --              222              --
Issuance of Common Stock for
 services..........................         --               22              --
Repayment of stockholder note
 receivable........................         --              250              --
Amortization of unearned
 compensation......................         --            6,316              --
Net loss...........................         --          (33,305)        (33,305)
Unrealized gain on short-term
 investments.......................      1,195            1,195           1,195
                                        ------         --------       ---------
BALANCE AT DECEMBER 31, 2000.......      1,673          127,550       $ (32,110)
                                                                      =========
Issuance of Common Stock under
 stock option and purchase plans...         --              546              --
Issuance of warrants for
 services..........................         --               --              --
Issuance of Common Stock for
 services..........................         --               --              --
Repurchase of Common Stock and
 cancellation of related
 stockholder note receivable.......         --               --              --
Amortization of unearned
 compensation......................         --           13,859              --
Impairment related to warrants to
 distribution partners.............         --           39,628              --
Net loss...........................         --         (114,539)       (114,539)
Unrealized loss on short-term
 investments.......................     (1,520)          (1,520)         (1,520)
                                        ------         --------       ---------
BALANCE AT DECEMBER 31, 2001.......     $  153         $ 65,524       $(116,059)
                                        ======         ========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WINK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(114,539)  $ (33,305)  $ (18,224)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization of property and
       equipment............................................      2,351       1,741       1,004
    Amortization of launch fees.............................      7,877       1,114          --
    Stock-based compensation expense........................     13,859       6,538       5,018
    Allowance for (recovery of) doubtful accounts...........        (50)        100          30
    Impairment charge.......................................     55,295          --          --
    Loss on equity investment...............................      2,892         179          --
    Changes in assets and liabilities:
       Accounts receivable -- related parties...............      1,213      (3,372)         (9)
       Accounts receivable -- third parties.................        179        (213)       (272)
       Prepaid expenses and other current assets............        217        (449)     (1,611)
       Deferred charges and other assets -- related
         parties............................................     (5,986)     (9,587)     (1,386)
       Deferred charges and other assets -- third parties...     (5,189)       (251)          1
       Accounts payable.....................................       (263)       (570)      1,075
       Accrued liabilities..................................        214       1,904         992
       Due to related parties...............................      4,021       9,659         401
       Deferred revenue -- related parties..................     (1,546)      1,865        (471)
       Deferred revenue -- third parties....................       (467)         27          --
                                                              ---------   ---------   ---------
Net cash used in operating activities.......................    (39,922)    (24,620)    (13,452)
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Sales (purchases) of short-term investments...............     39,953      (6,532)    (86,248)
  Purchases of private equity securities....................         --      (4,271)         --
  Purchases of property and equipment.......................     (2,157)     (3,841)     (1,780)
                                                              ---------   ---------   ---------
Net cash provided by (used in) investing activities.........     37,796     (14,644)    (88,028)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from Preferred Stock issuance, net...............         --          --      44,322
  Proceeds from sales of Common Stock.......................         --          --      77,257
  Repayment of stockholder note receivable..................         --         250          52
  Proceeds from issuance of convertible promissory note --
    related party...........................................         --          --      15,120
  Proceeds from issuance of Common Stock under purchase plan
    and exercise of warrants and options....................        546       3,430       6,271
  Principal payments on capital lease obligations...........         --        (355)       (402)
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................        546       3,325     142,620
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     (1,580)    (35,939)     41,140
Cash and cash equivalents at beginning of year..............     22,093      58,032      16,892
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  20,513   $  22,093   $  58,032
                                                              =========   =========   =========
Supplemental cash flow information:
  Cash paid for interest....................................  $      --   $      22   $      87
                                                              =========   =========   =========
Supplemental non-cash investing and financing activities:
  Common Stock issued for stockholder note receivable.......  $      --   $      --   $   2,000
                                                              =========   =========   =========
  Conversion of convertible promissory note to Convertible
    Preferred Stock.........................................  $      --   $      --   $  15,120
                                                              =========   =========   =========
  Conversion of Convertible Preferred Stock to Common
    Stock...................................................  $      --   $      --   $ 105,012
  Repurchase of Common Stock and cancellation of related
    stockholder note receivable.............................  $   1,208   $      --   $     245
                                                              =========   =========   =========
Issuance of warrants for services...........................  $   4,264   $  49,386   $   6,763
                                                              =========   =========   =========
Common Stock issued for services............................  $     585   $      22   $      --
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           WINK COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Wink Communications, Inc. (the "Company") was incorporated in California on October 7, 1994 and reincorporated in Delaware on August 12, 1999. The Company offers an enhanced television broadcasting system that adds interactivity and electronic commerce opportunities to traditional television programming and advertising.

     The Company has determined that it operates in only one geographic area, the United States, and one operating segment by which the chief operating decision-maker evaluates performance and allocates resources.

     The Company has incurred losses from operations since inception and has an accumulated deficit of $197.3 million. However, the Company believes that, with the decrease in obligations to certain distribution partners (see Note 11 -- Subsequent Events), the existing cash, cash equivalents and short-term investments are sufficient to meet its anticipated business requirements.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Wink Japan, Inc. All intercompany transactions and balances have been eliminated in consolidation. The assets, liabilities, revenues and expenses of Wink Japan, Inc. are immaterial to the consolidated financial statements.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents represent cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

     The Company classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Company recognizes gains and losses when securities are sold using the specific identification method. For the years ended December 31, 2001, 2000 and 1999, the Company did not recognize any material realized gains or losses upon the sale of securities.

     At December 31, 2001, cash, cash equivalents and short-term investments consist of the following (in thousands):

                                                                         UNREALIZED    ESTIMATED
                                                               COST         GAIN       FAIR VALUE
                                                              -------    ----------    ----------
Cash and cash equivalents:
Cash......................................................    $ 3,092      $   --       $ 3,092
Money market funds........................................     12,435          --        12,435
Corporate debt securities.................................      4,986          --         4,986
                                                              -------      ------       -------
                                                              $20,513      $   --       $20,513
                                                              =======      ======       =======
Short-term investments:
Government bonds and notes................................    $53,371      $   90       $53,461
Corporate debt securities.................................      3,910          63         3,973
                                                              -------      ------       -------
                                                              $57,281      $  153       $57,434
                                                              =======      ======       =======

     At December 31, 2000, cash, cash equivalents and short-term investments consist of the following (in thousands):

                                                                         UNREALIZED    ESTIMATED
                                                               COST         GAIN       FAIR VALUE
                                                              -------    ----------    ----------
Cash and cash equivalents:
Cash......................................................    $ 1,274      $   --       $ 1,274
Money market funds........................................      1,856          --         1,856
Corporate debt securities.................................     18,806         157        18,963
                                                              -------      ------       -------
                                                              $21,936      $  157       $22,093
                                                              =======      ======       =======
Short-term investments:
Government bonds and notes................................    $46,132      $  396       $46,528
Corporate debt securities.................................     51,259       1,120        52,379
                                                              -------      ------       -------
                                                              $97,391      $1,516       $98,907
                                                              =======      ======       =======

PROPERTY AND EQUIPMENT

     Property and equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related asset, typically three years. Purchased internal-use software consists primarily of amounts paid to third parties for software applications that support the Wink Response Network and the Company's information systems. Purchased internal-use software is depreciated over its useful life, generally three years.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. Recoverability of an asset is measured by comparison of its net book value to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value or the present value of projected net cash flows using a discount rate commensurate with the risk inherent in the Company's current business model.

REVENUE RECOGNITION

     License revenue is derived from the Wink Engine software, Wink Studio software and Wink Broadcast Server software. The Company recognizes software license revenues relating to the Wink Engine on a "sell-through" basis upon notification of shipment of Wink-enabled products by the original equipment manufacturer. License fees from Wink Studio and Wink Broadcast Server software are recognized over the term of the agreement with the programmer or the cable or satellite system operator, ranging from one to five years, based upon the applicable monthly subscription fee.

     During 2000 and 1999, most of the agreements with advertisers provided for a flat fee to be paid up front in exchange for the right to receive the Wink Studio software license, a limited number of customized interactive applications and response transaction reports during a limited period of time. These fees were recognized ratably over the life of the agreement, generally six to twelve months. Beginning in 2000, the Company has entered into numerous agreements with advertisers, merchants and cable programmers that provide for a fee based on response transactions generated by television viewers. Revenue under such agreements is recognized at the time TV viewers' response data is routed to the customer. Through December 31, 2001, transaction fee revenue has been insignificant.

     Revenue from development of customized interactive applications for television programs and virtual channels is generally recognized over the life of the contract when the contract includes an ongoing obligation to process response transactions and provide other service.

     Service revenue is derived from non-recurring and consulting engineering services under agreements to port the Wink Engine software to various televisions and set-top terminals, and service fees relating to software installation and post-contract customer support. Non-recurring and consulting engineering services are recognized using the percentage-of-completion method, using labor hours as a measure of progress towards completion. Fees from installation services and post-contract customer support fees are recognized ratably over the term of the software license agreement.

SALES TO SIGNIFICANT CUSTOMERS

     During the years ended December 31, 2001, 2000 and 1999, sales to customers comprising 10 percent or more of the Company's total revenues for the periods indicated were as follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                2001    2000    1999
CUSTOMER                                                        ----    ----    ----
A -- related party..........................................     55%     24%     --
B -- related party..........................................     --      21%     --
C -- related party..........................................     --      17%     --
D -- related party..........................................     --      --      25%
E -- related party..........................................     --      --      16%

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, including accounts receivable and accounts payable but excluding cash and cash equivalents, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable, which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with financial institutions that management believes are credit worthy and by placing its short-term investments in corporate commercial paper issues, government and agency treasuries, and short-term asset-backed obligations of various entities. Concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to the assessed credit quality of the customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition to determine the need for an allowance for doubtful accounts. The Company has not experienced significant credit losses to date. At December 31, 2001, one related party customer accounted for 17% of the accounts receivable balance. At December 31, 2001 and 2000, one related party customer accounted for 48% and 70% of the accounts receivable balance, respectively.

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

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 totaled $3,061,000, $3,360,000 and
$996,000, respectively (see also Note 4 -- Related Party Transactions).

DISTRIBUTION COSTS

     The Company has entered into a number of distribution agreements with cable and satellite system operators, broadcast network and cable programmers and certain other market participants, some of which are related parties (see Note 4 -- Related Party Transactions), pursuant to which the Company has agreed to pay certain cash and equity consideration in connection with the deployment of the Wink Service by these parties. Such consideration is typically earned by the other party upon signing the agreement, upon launch of the Wink Service, based on the number of Wink-enabled devices or subscribers deployed by that operator or based upon the volume of airings of Wink-enhanced content by the programmer. Such consideration is generally recognized in revenue sharing and launch fees expense and may include one or several of the following:

     - Revenue sharing and guarantees -- Revenue sharing is earned by the distributor and accrued by the Company when transaction fee revenue relating to television viewers' response data is recognized and is generally paid quarterly. For certain distribution agreements, we have also provided minimum revenue guarantees. Revenue guarantees are generally accrued and expensed monthly, paid annually, in arrears, and to date have ranged from $1.00 to $5.00 per household per year. In March 2002, certain contracts were amended (see Note 11 -- Subsequent Events) to reduce the amount of revenue guarantees for 2002 and thereafter to $1.00 to $4.00 per household per year.

     - Marketing development and system funds -- The marketing development and system funds are used for promotion of the Wink Service and are generally earned by the distributor on a one-time, per household or device basis and paid quarterly. Marketing development and system funds range from $0.50 to $1.00 per household. Marketing development and system funds are expensed as incurred.

     - Equipment subsidies -- The equipment subsidies are one-time fees for integrating the Wink Engine into a certain set-top box, generally on a per set-top box basis. These fees are capitalized as a deferred charge and amortized over the useful life of the set-top box, generally 18 months, and generally paid quarterly. The equipment subsidies also include one-time fees to distribution partners to offset their costs of capital equipment and are paid according to the terms of the respective agreement. These fees are capitalized as a deferred charge and amortized over the remaining life of the agreement or period of benefit, which ever is shorter.

     - Standard feature launch fees -- The standard feature launch fees are fees paid to the cable distributor for including the Wink Service as a standard feature on all of its digital set-top boxes. These fees are generally lump-sum payments, paid per a specified schedule in the respective agreement and will be capitalized and amortized over the shorter of the remaining life of the agreement or the expected period of benefit.

     - Other launch fees -- The other launch fees are any other launch support fees per the distribution contracts. These fees are generally specified amounts described in the relevant contract, but typically consist of a one-time payment, up to a maximum of $5.00 per household. These fees may be paid per specified dates in the agreement or on a quarterly basis. These fees are capitalized as deferred charges and amortized over the shorter of the remaining life of the agreement or the expected period of benefit.

     - Warrant and Common Stock amortization -- The Company issued warrants or Common Stock as consideration in connection with certain distribution agreements. The fair value of the warrants or Common Stock issued to distributors is generally amortized over the life of the distribution agreement.

STOCK-BASED COMPENSATION & WARRANT AMORTIZATION

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25"), as interpreted by FASB Interpretation No. 44, "Accounting for certain transactions involving stock compensation, an interpretation of APB Opinion No. 25" ("FIN 44"), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

     The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the consensus reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services." Such equity instruments are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. The fair value of equity instruments issued is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete, using the Black-Scholes pricing model.

     Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001       2000      1999
                                                              -------    ------    ------
Revenue sharing and launch fees -- related parties..........  $12,003    $4,275    $1,967
Revenue sharing and launch fees -- third parties............       --        --     1,220
Sales and marketing.........................................      906       979       944
Product development.........................................      485       517       372
General and administrative..................................      465       767       515
                                                              -------    ------    ------
                                                              $13,859    $6,538    $5,018
                                                              =======    ======    ======

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

NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of unvested restricted common shares, common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001         2000        1999
                                                            ---------    --------    --------
Numerator:
  Net loss..............................................    $(114,539)   $(33,305)   $(18,224)
                                                            =========    ========    ========
Denominator:
  Weighted average shares...............................       31,151      30,787      17,839
  Weighted average unvested common shares subject to
     repurchase.........................................           (4)       (362)       (689)
                                                            ---------    --------    --------
  Denominator for basic and diluted.....................       31,147      30,425      17,150
                                                            =========    ========    ========
Net loss per share:
  Basic and diluted.....................................    $   (3.68)   $  (1.09)   $  (1.06)
                                                            =========    ========    ========

     Outstanding potential common shares excluded from the determination of diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

                                                                      DECEMBER 31,
                                                                -------------------------
                                                                 2001      2000     1999
                                                                ------    ------    -----
Common Stock options........................................     5,774     5,872    4,077
Common Stock warrants.......................................     5,946     4,893    1,675
Common Stock subject to repurchase..........................        --       158      461
                                                                ------    ------    -----
                                                                11,720    10,923    6,213
                                                                ======    ======    =====

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The primary difference between net loss and comprehensive loss is due to the unrealized gains and losses on available-for-sale securities.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Considera-tion Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). In November 2001, the EITF reached consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 00-25 and EITF 01-9 require that consideration, including equity instruments, given to a customer should be classified in the vendor's income statement as a reduction of revenue unless the consideration relates to a separable identifiable benefit received from the customer and the fair value of such benefit can be reasonably estimated. The Company typically gives to its distributors various incentives including revenue guarantees, launch funds and warrants. The Company will adopt EITF 00-25 and EITF 01-9 in the first quarter of fiscal year 2002. Upon adoption of EITF 00-25 and EITF 01-9, and in accordance with the transition guidance, financial statements for prior periods presented for comparative purposes will be reclassified to comply with the new income statement presentation requirement. The Company currently anticipates that the adoption of EITF 00-25 and EITF 01-9 will result in a reclassification from revenue to revenue sharing and launch fees expense of approximately $4,675,000, $2,862,000, and $250,000 for fiscal years ended December 31, 2001, 2000, and 1999, respectively. The adoption of EITF 00-25 and EITF 01-9 will have no impact on the Company's operating loss, net loss or net loss per share.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". The Company will adopt SFAS 144 in fiscal year 2002 and currently does not expect the adoption of SFAS 144 to have a significant impact on its financial statements.

     In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue 1(a) of EITF Issue 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" that an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should be displayed in the balance sheet of the grantor as an asset rather than as a reduction of stockholders' equity. No transition guidance has yet been provided in connection with this consensus. To date, fully vested warrants issued in connection with distribution agreements have been recorded as a reduction of stockholders' equity. As of December 31, 2001, the Company recorded an impairment charge of $39 million to fully write down the remaining unamortized portion of these warrants. Upon adoption of the consensus, fully vested warrants to be issued in the future to distributors and other strategic partners will be recorded as an asset.

NOTE 2 -- IMPAIRMENT CHARGE

     During the fourth quarter ended December 31, 2001, the Company performed an impairment assessment of the deferred charges and unamortized compensation for warrants related to the distribution agreements with cable and satellite system operators and certain property and equipment deployed at the cable and satellite system operators and broadcast networks and cable programmers. The assessment was performed primarily due to the significant decline in the stock price since the date the consideration and warrants issued to each cable and satellite system operators were valued and the Company's lower projected operating results. As a result of the review, the Company recorded an impairment charge on certain long-lived assets. The components of the charge are as follows (in thousands):

Deferred charges -- related parties.........................    $12,866
Deferred charges -- third parties...........................        255
Unamortized compensation for warrants.......................     39,628
Property, equipment and intellectual property...............      2,546
                                                                -------
                                                                $55,295
                                                                =======

     The charge was determined based upon the Company's estimated discounted cash flows using a discount rate of 25%. The assumptions supporting the Company's future cash flows, including the discount rate, were determined using management's best estimates. The remaining property and equipment balance of approxi-mately $2,090,000 will be amortized over the remaining useful life of 3 to 5 years, which the Company considers appropriate.

NOTE 3 -- INVESTMENTS

     In February 2000, the Company entered into a development agreement with a private company to create certain software products for personal computers that use the Company's technology. Contemporaneously with the execution of the development agreement, Wink and the private company executed a stock purchase agreement pursuant to which the Company purchased $1,400,000 in non-marketable securities for a 19.9% interest in the private company and the right to a board of director's seat. The investment was accounted for using the equity method and during the year ended December 31, 2000, the Company recorded a loss on equity investment of $179,000. In the quarter ended March 31, 2001, the Company recorded a loss on equity investment of $28,000. In the second quarter of 2001, the Company performed an impairment assessment of the investment. The assessment was performed primarily due to the private company's lack of revenue growth and the inability to raise additional funds. As a result of the review, the Company recorded a $1,193,000 charge to other income (expense), net, to write off the investment.

     In April 2000, the Company invested $2,900,000 for a 8.9% interest in a Japanese company that provides electronic commerce and response routing services for interactive television platforms. The investment was accounted for using the cost method. During the quarter ended December 31, 2001, the Company performed an impairment assessment of the investment. The Company concluded that due to the slow acceptance of the Japanese company's technology, slow revenue growth and decreasing cash balance, the investment was impaired and accordingly reduced the carrying value by $1,671,000 through a charge to other income (expense), net.

NOTE 4 -- RELATED PARTY TRANSACTIONS

     The Company has entered into several multi-year agreements with certain stockholders and warrant holders of the Company who are satellite and cable system operators, software developers, broadcast network and cable programmers, set-top box manufacturers and television manufacturers. These agreements, ranging from 1 year to 12 years, some of which have renewal clauses, cover various activities relating to the deployment of the Wink technology for consumer distribution and include installation and engineering services provided to these partners. The Company has agreed to pay certain distribution costs and to issue warrants or Common Stock to these partners (see Note 1 -- The Company and Summary of Significant Accounting Policies, Distribution Costs and Note 9 -- Stockholders' Equity).

Significant Related Party Distribution Agreements and Commitments

     The Company has entered into several distribution agreements with cable and satellite system operators and the significant distribution agreements are discussed below. The Company will share a percentage of the revenue derived from transaction fees with all the distribution partners listed below. The exact amount of revenue that the Company will share with the distribution partner will depend on the volume and type of transaction that generates the revenue. For national transactions that are considered "requests for information" ("RFI's"), the range of the revenue share is generally 5% to 35%. For national purchase transactions, the range of the revenue share is generally 5% to 50%. The Company is also obligated to share revenue with its distribution partners if and when local enhancements are aired.

Related Party Distribution Partner 1

     In 1997, the Company entered into a 4-year affiliation agreement with a distribution partner (the 1997 agreement). In connection with the 1997 agreement, the Company issued a performance-based warrant in 1998 to purchase up to 250,000 shares of its Common Stock; the distribution partner earned 61,000 shares, with a fair market value at the final measurement date of $392,000. In 2001, the Company entered into a new 3-year affiliation agreement, as amended, with the same distribution partner and issued a warrant to purchase up to 1,000,000 shares of its Common Stock with a fair value at the time of issuance of $4,264,000. Based on a

March 2002 amendment to the 2001 agreement (see Note 11 -- Subsequent Events), the Company is also committed to paying a standard feature launch fee, which will be included in revenue sharing and launch fees expense. The launch fees consist of $1,000,000 payable by the Company in both January 2002 and 2003. The Company paid the first installment of $1,000,000 in the quarter ending March 31, 2002. The standard feature launch fee also includes a bonus of up to $1,000,000 if certain deployment milestones are achieved by April 2002. As of December 31, 2001, it was not probable that any of the bonus would be earned by the distribution partner.

     During the year ended December 31, 2000, the 1997 agreement was amended and pursuant to this amendment, the Company provided the distribution partner with non-recurring installation and integration services and other engineering services for a fee. For the years ended December 31, 2001 and 2000, the Company recognized $3,770,000 and $1,043,000 as services revenue or 55% and 24% of total revenue, respectively.

     The Company recorded $1,700,000 and $1,500,000 in sales and marketing expense for the years ended December 31, 2001 and 2000, respectively, for television advertising provided by the distribution partner. In addition, the Company prepaid $500,000 in December 2001 for television advertising to be aired in 2002 by the distribution partner. The Company is also committed to purchase an additional $1,250,000 of television advertising from the distribution partner in each of the years ended December 31, 2002 and 2003.

Related Party Distribution Partner 2

     In 1998, the Company entered into a 5-year master affiliation agreement, as amended, with a distribution partner. Based on a March 2002 amendment (see Note 11 -- Subsequent Events), the Company is committed to paying various types of costs, which are included in revenue sharing and launch fees expense, as follows:

     - Revenue guarantees -- The Company has committed to a minimum revenue guarantee of $2.00 per Wink-enabled household per year. At December 31, 2001, approximately 2,900,000 Wink-enabled households deployed with this distribution partner were subject to this revenue guarantee.

     - System funds -- The Company currently pays the distribution partner $1.00 for each set-top box that the distribution partner deploys. Beginning in April 2002, the system funds will decrease to $0.50 per device.

     - Equipment subsidies -- The Company paid a subsidy of $3.50 per set-top box deployed by the distribution partner, capped at a maximum of $15,000,000 or approximately 4.3 million set-top boxes. During 2001, the Company exceeded the maximum number of set-top boxes subject to the subsidy; therefore the Company has no further obligation for this subsidy. The Company also paid approximately $1,000,000 in other equipment subsidies in 1999.

     During the year ended December 31, 2000, the Company entered into an agreement with the distribution partner to provide certain non-recurring engineering consulting services. The Company recognized $750,000 in revenue for these services in the year ended December 31, 2000.

Related Party Distribution Partner 3

     In 2000, the Company entered into a 7-year master affiliation agreement with a distribution partner and issued a warrant to purchase up to 1,300,000 shares of its Common Stock with a fair value at the time of issuance of $24,098,000. The Wink Service had not been deployed by this distribution partner as of December 31, 2001. The Company is also committed to paying $0.50 per household in marketing and development funds once the distribution partner has deployed the Wink Service to 1 million households. The marketing and development funds will be included in revenue sharing and launch fees expense.

Related Party Distribution Partner 4

     In 2000, the Company entered into a 3-year affiliation agreement with a distribution partner and issued a warrant to purchase up to 100,000 shares of its Common Stock with a fair value at the time of issuance of $1,024,000. The Company has committed to a minimum revenue guarantee of $2.50 per Wink-enabled household per year. The revenue guarantee will be recorded as a revenue sharing and launch fee expense as incurred. At December 31, 2001, approximately 245,000 Wink-enabled households deployed with this distribution partner were subject to this revenue guarantee.

     During the year ended December 31, 2001, the Company entered into an agreement with the distribution partner in which the Company provided certain non-recurring consulting services. The Company recognized $150,000 in revenue for these services in the year ended December 31, 2001.

Related Party Distribution Partner 5

     In 2000, the Company entered into a 3-year affiliation agreement with a distribution partner and issued two warrants to purchase up to an aggregate of 1,450,000 shares of its Common Stock with a fair value at the time of issuance of $18,761,000. The Company is also committed to paying the distribution partner $1.00 for each household in which the Wink Service is deployed for marketing development funds, which are included in revenue sharing and launch fees expense.

     During the year ended December 31, 2001, the Company entered into an agreement with the distribution partner in which the Company provided to the distribution partner non-recurring engineering consulting services. The Company recognized $250,000 in revenue for these services in the year ended December 31, 2001.

Related Party Distribution Partner 6

     In 2000, the Company entered into a 5-year affiliation agreement with a distribution partner and issued a warrant to purchase up to 500,000 shares of its Common Stock with a fair value at the time of issuance of $3,310,000. Based on a February 2002 amendment to the agreement (see Note 11 -- Subsequent Events), the Company is also committed to paying the following costs, which are included in revenue sharing and launch fees expense:

     - Revenue guarantees -- The Company has committed to a minimum revenue guarantee of $1.00 per Wink-enabled household per year. At December 31, 2001, approximately 95,000 Wink-enabled households deployed with this distribution partner were subject to this revenue guarantee.

     - Launch support fees -- The Company provided launch support fees to the distribution partner. The launch support fees consisted of $2,500,000 payable by the Company in both 2000 and 2001. In addition, the Company pays a $5.00 launch fee per Wink-enabled household deployed.

     During the year ended December 31, 2001, the Company entered into an agreement with the distribution partner in which the Company provided non-recurring engineering consulting services for a fee. The Company recognized $266,000 as services revenue in the year ended December 31, 2001 and $45,000 was recorded in deferred revenue at December 31, 2001. In connection with this agreement, the Company committed to buy an equivalent amount of advertising from the distribution partner in 2002.

Related Party Distribution Partner 7

     In 1999, the Company entered into a 10-year software distribution agreement with a software developer (Developer) to modify some of this Developer's set-top boxes to capture viewer responses for processing by the Wink Response Network and issued a warrant to the Developer to purchase up to 500,000 shares of the Company's Common Stock with a fair value at the time of issuance of $4,050,000. The Company will share 10% to 15% of the revenue derived from transaction fees captured by these modified set-top boxes with the Developer. The exact percentage of revenue that the Company will share with the Developer will depend on the volume and type of transaction that generates the revenue. At December 31, 2001, approximately 472,000 households have received Developer-controlled Wink-enabled devices that were launched by a division of the Developer and will become subject to the revenue sharing arrangement once they have been upgraded to the new version of the Wink technology contemplated in the software distribution agreement. The Company has committed to a minimum revenue guarantee of $2.00 to $4.00 per Wink-enabled household that contains a Developer-controlled device per year. The exact amount that the Company will pay the Developer for each relevant Wink-enabled household will depend on deployment of the upgraded version of the Wink technology.

     During the year ended December 31, 2000, the Company entered into an agreement with a division of the Developer to provide non-recurring engineering consulting services. The Company recognized revenue of $69,000 and $870,000 for the services performed in the years ended December 31, 2001 and 2000, respectively. The Company also entered into an advertising agreement with the Developer in the year ended December 31, 2000 to capture viewer responses to the Developer's advertisements by the Wink Response Network, pursuant to which $50,000 in revenue was recognized.

     Distribution costs recognized in connection with these agreements are as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 2001       2000      1999
                                                                -------    ------    ------
Revenue sharing and launch fees expense:
  Amortization of equipment subsidies.......................    $ 8,468    $1,030    $   --
  Launch and system support fees............................      6,654     2,397       112
  Revenue sharing and guarantees............................      7,573     1,261        67
  Amortization of warrant value.............................     12,003     4,275     1,967
                                                                -------    ------    ------
          Total.............................................    $34,698    $8,963    $2,146
                                                                =======    ======    ======
Sales and marketing expense:
  Advertising and marketing.................................    $   265    $   26    $   --
  Television advertising....................................      1,700     1,500        --
  Amortization of warrant value.............................        105       224        --
                                                                -------    ------    ------
          Total.............................................    $ 2,070    $1,750    $   --
                                                                =======    ======    ======
Impairment charge (see Note 2, Impairment Charge):
  Impairment charge -- deferred charges.....................    $12,866    $   --    $   --
  Impairment charge -- unamortized compensation for
     warrants...............................................     39,628        --        --
                                                                -------    ------    ------
          Total.............................................    $52,494    $   --    $   --
                                                                =======    ======    ======

Stockholder Notes

     At December 31, 2001 and 2000, the Company held notes receivable from officers totaling $1,291,000 and $2,499,000, respectively, representing amounts owed to the Company from the purchase of restricted Common Stock subject to repurchase rights held by the Company. These full recourse notes bear interest at a rate of 6.4% per annum. Interest and the principal are due ten years from the execution of the notes, which is between December 2006 and 2009.

NOTE 5 -- BALANCE SHEET COMPONENTS

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2001       2000
                                                                -------    -------
                                                                  (IN THOUSANDS)
Accounts receivable -- related parties, net:
     Accounts receivable -- related parties.................    $ 2,220    $ 3,433
     Less allowance for doubtful accounts...................         --        (80)
                                                                -------    -------
                                                                $ 2,220    $ 3,353
                                                                =======    =======
Accounts receivable -- third parties, net:
     Accounts receivable -- third parties...................    $   493    $   672
     Less allowance for doubtful accounts...................        (80)       (50)
                                                                -------    -------
                                                                $   413    $   622
                                                                =======    =======
Prepaid expenses and other current assets:
     Interest receivable from short-term investments........    $   455    $ 1,945
     Prepaid advertising -- related parties.................        500         --
     Other..................................................      1,189        416
                                                                -------    -------
                                                                $ 2,144    $ 2,361
                                                                =======    =======
Property and equipment, net:
     Computer equipment.....................................    $ 2,853    $ 6,580
     Office furniture and equipment.........................        716        787
     Leasehold improvements.................................        404        384
     Purchased internal-use software........................      1,407      1,333
                                                                -------    -------
                                                                  5,380      9,084
     Less accumulated depreciation and amortization.........     (3,290)    (4,446)
                                                                -------    -------
                                                                $ 2,090    $ 4,638
                                                                =======    =======

     As part of the impairment review completed during the quarter ended December 31, 2001, (see Note 2 -- Impairment Charge), the Company wrote off computer equipment with a cost of $4,466,000 and related accumulated depreciation of $2,112,000. The computer equipment was deployed at certain distributor and broadcast network and cable programmer partners. The Company also wrote off $1,396,000 of fully-depreciated assets that were no longer in use during 2001.

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 2001      2000
                                                                ------    ------
                                                                 (IN THOUSANDS)
Deferred charges and other assets -- related parties:
  Equipment subsidy contributions to distributors...........    $   --    $6,220
  Distribution costs........................................        --     3,423
  Interest receivable, stockholder notes receivable.........       287       330
                                                                ------    ------
                                                                $  287    $9,973
                                                                ======    ======
Deferred charges and other assets -- third parties:
  Investments in private equity securities..................    $1,200    $4,092
  Distribution costs........................................        --       243
  Other.....................................................        92       178
                                                                ------    ------
                                                                $1,292    $4,513
                                                                ======    ======

     As part of the impairment review completed during the quarter ended December 31, 2001 (see Note 2 -- Impairment Charge), the Company wrote off the unamortized balances of certain launch fees that were included in deferred charges -- related parties and deferred charge -- third parties of $12,866,000 and

$255,000, respectively, and $192,000 of intellectual property, which was included in deferred charges and other assets -- third parties.

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2001       2000
                                                                -------    -------
                                                                  (IN THOUSANDS)
Accrued liabilities:
     Compensation and benefits..............................    $ 2,255    $ 3,462
     Other..................................................      2,098        677
                                                                -------    -------
                                                                $ 4,353    $ 4,139
                                                                =======    =======
  Due to related parties:
     Equipment subsidy payable..............................    $ 3,750    $ 6,300
     Revenue guarantees.....................................      3,357      1,260
     Marketing and launch funds payable.....................      5,009      1,000
     Advertising payable....................................      1,965      1,500
                                                                -------    -------
                                                                $14,081    $10,060
                                                                =======    =======

NOTE 6 -- CONTRACT TERMINATION AGREEMENT

     In May 1999, the Company and a third party executed an agreement that terminated a development and license agreement dated April 1998. Under this termination agreement, the third party paid the Company $1,112,000. Of this amount, $1,000,000 was included in other income in the year ended December 31, 1999. The remaining $112,000 related to a non-recurring engineering agreement and was included in services revenues from third parties during the year ended December 31, 1999. The Company has no remaining obligations under these agreements.

NOTE 7 -- INCOME TAXES

     No current provision or benefit for federal or state income taxes has been recorded for the years ended December 31, 2001, 2000 and 1999, as the Company has incurred net operating losses since inception and has no carryback potential.

     At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $140.0 million and $61.0 million available to reduce future taxable income, which will begin to expire in 2012 for federal and 2002 for state tax purposes, respectively. Of these amounts, $33.0 million relate to employee stock option exercises and the benefit will be credited to equity when and if it is realized. Under the Tax Reform Act of 1986, the amount of benefit from net operating loss carryforwards may be impaired or limited as the Company has experienced a cumulative ownership change of more than 50%, as defined, over a three-year period. Net deferred tax assets are composed of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2001        2000
                                                                --------    --------
                                                                   (IN THOUSANDS)
Net operating loss carryforwards............................    $ 51,180    $ 24,403
Reserves and accruals not currently deductible..............       1,357       1,401
Depreciation and amortization...............................       8,427         676
Tax credits carryforwards...................................       2,548       1,753
Other.......................................................       1,645         219
                                                                --------    --------
Gross deferred tax assets...................................      65,157      28,452
Deferred tax asset valuation allowance......................     (65,157)    (28,452)
                                                                --------    --------
Net deferred tax assets.....................................    $     --    $     --
                                                                ========    ========

     Based on a number of factors, including the lack of a history of profitability, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. The valuation allowance increased by $36.7 million from December 31, 2000 to December 31, 2001, $11.1 million from December 31, 1999 to December 31, 2000 and $5.9 million from December 31, 1998 to December 31, 1999.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases its main office facilities under a noncancelable operating sublease that expires in September 2004. Under the terms of the sublease, the Company is required to pay property taxes, insurance and normal maintenance costs. The Company also leases certain equipment under operating lease obligations. Rent expense on noncancelable operating leases for the years ended December 31, 2001, 2000 and 1999, totaled $1,156,000, $1,023,000 and
$758,000, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows at December 31, 2001:

                                                                  OPERATING
YEAR ENDING DECEMBER 31,                                            LEASES
------------------------                                        --------------
                                                                (IN THOUSANDS)
2002........................................................        $1,131
2003........................................................         1,153
2004........................................................           885
                                                                    ------
                                                                    $3,169
                                                                    ======

REVENUE SHARING, GUARANTEES AND OTHER COMMITMENTS TO THIRD PARTIES

     The Company has entered into an agreement with a cable system operator and certain other market participants to share with these entities a portion of revenues, if any, the Company generates from viewer responses to the Wink Service gathered by the Wink Response Network. For a cable system operator, the Company shares revenue, ranging from 5% to 10% of transaction fees, depending on the volume and type of transactions, with a minimum revenue guarantee, ranging from $2.50 to $3.50 per year per household receiving Wink-enhanced services, for up to three years. At December 31, 2001, approximately 76,000 Wink-enabled households deployed with this cable system operator were subject to this revenue guarantee. For a satellite system operator, the Company shares revenue, ranging from 8% to 23% of transaction fees, depending on the volume and type of transactions, with a minimum revenue guarantee of $50,000 per month when certain household deployment milestones are met, for up to four years. At December 31, 2001, the Wink Service had not been launched with this satellite system operator. For certain broadcast network and cable programmer partners, the revenue guarantee is fixed on an annual basis and the minimum revenue guarantee payments per the outstanding contracts at December 31, 2001 will be $475,000, $588,000, $513,000 and $413,000 for the years ended December 31, 2002, 2003,
2004 and 2005, respectively.

     The Company has also agreed to provide marketing development funds and other launch support fees to certain cable and other market participants. The Company has agreed to provide marketing development funds at rates ranging from $0.25 to $2.00 per subscriber. The Company committed to pay integration and incentive payments to certain broadcast network and cable programmer partners. If certain milestones described in these contracts are met, these payments could total $850,000, $800,000, $850,000 and $1,000,000 for the years ended December
31, 2002, 2003, 2004 and 2005, respectively. The Company has also committed to purchasing a minimum of $750,000 of advertising in 2003 and 2004 from a certain cable programmer partner.

LEGAL PROCEEDINGS

     On September 15, 1999, Fort Myers Broadcasting Company filed suit against us in the United States District Court for the Middle District of Florida, alleging federal trademark infringement, unfair competition and dilution as well as injury to business reputation, unfair competition and dilution in the state of Florida. In the fourth quarter of 2001, the parties entered into a settlement agreement and on December 14, 2001, this case was dismissed. On approximately January 14, 2002 the case was automatically dismissed with prejudice.

     On November 26, 2001, a class action complaint was filed in the United States District Court for the Southern District of New York ("Court") by Collegeware USA, Inc., on behalf of itself and all others similarly situated ("Collegware") alleging that Wink, certain of its officers and directors, along with other defendants, committed certain wrongful acts in connection with its IPO, including violating certain SEC & NASD rules and regulations. This litigation, referred to as a "laddering' case, is similar to hundreds of other laddering cases filed against other newly public companies by other class action defendants in the same Court. Our agreements with certain of the defendants may include indemnification rights and obligations that may be triggered by this litigation. If it is determined that we are obligated to defend any defendant in this matter, our business and financial performance may be adversely affected. If this litigation proceeds and the Company is determined liable for the alleged violations, our business and financial performance may be adversely affected.

     On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC ("PMC") alleging that DIRECTV, Inc., Hughes Electronics Corp., Thomson Consumer Electronics and Philips Electronics North America, Inc. are willfully infringing certain claims of seven U.S. patents assigned or licensed to PMC. Though the Company is not a defendant in the suit, PMC may allege that certain of our products, in combination with products provided by defendants, infringe PMC's patents. Our agreements with each of the defendants include indemnification obligations that may be triggered by this litigation. If it is determined that we are obligated to defend any defendant in this matter, our business and financial performance may be adversely affected. If it is determined that our products infringe any of the asserted claims, our business and financial performance may be adversely affected.

     The Company believes that it has meritorious defenses and plans to vigorously defend itself in the matters filed against it, and while the results of such litigations and claims cannot be predicted with certainty, it believes that the resolution of each matter will not have a material adverse effect on its consolidated financial position, results of operations or on its cash flows.

NOTE 9 -- STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company is authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. At December 31, 2001 and 2000, there were 5,000,000 shares of Preferred Stock authorized for issuance and no shares issued or outstanding.

CONVERTIBLE PREFERRED STOCK

     In May 1999, the Company issued a convertible promissory note to a development and distribution partner in exchange for cash totaling $15,120,000. The convertible promissory note was convertible, at the discretion of the holder, into 1,260,000 shares of the Company's Series D Convertible Preferred Stock at $12.00 per share. The convertible promissory note accrued interest at 10 percent, per annum. In July 1999, the development and distribution partner exercised its right to exchange the convertible promissory note for 1,260,000 shares of the Company's Series D Convertible Preferred Stock.

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

Repurchase Rights

     In May 1999, the Company entered into an employment agreement with an executive officer. In connection with this employment agreement, the Company sold to the officer 250,000 shares of Common Stock at a price of $8.00 per share in exchange for a full-recourse, ten-year $2,000,000 promissory note. The note bears interest at a rate of 6.40% per annum. The Company had the right to repurchase the shares at the original issuance cost of $8.00 per share. These repurchase rights lapse progressively over a four-year period. In connection with the sale of these shares, the Company recognized unearned compensation totaling $1,000,000, which was being amortized over the four-year vesting period. In December 2000, this executive officer's employment terminated and in January 2001, the Company repurchased 151,000 unvested shares of Common Stock from this former executive officer by canceling $1,208,000 of the note receivable from the stockholder. The associated accrued interest receivable of $126,000 was forgiven and recognized as general and administrative expense and the related unearned compensation totaling $604,000 was reversed against additional paid-in-capital. The remaining outstanding principal balance of $792,000 on the note receivable will continue to accrue interest at 6.4% until paid in full.

Stock Issued for Services Rendered

     In June 1999, the Company issued an aggregate of 50,000 shares of Common Stock to employees as incentive bonuses. The fair value of these shares of Common Stock on the issuance date totaled $600,000 and was recognized as sales and marketing expense, as there were no remaining performance obligations.

     In September 2000, the Company granted unrestricted Common Stock to a marketing consulting company for market research, analysis and strategy services rendered. The Company issued 1,778 shares of Common Stock and the fair value of the Common Stock on the date of issuance totaled $22,000. The fair value was recognized as a sales and marketing expense in the year ended December 31, 2000 as there was no remaining performance obligation.

     In January 2001, the Company entered into an integration agreement with a developer of software and support systems relating to the provision of interactive program guides ("IPG") to incorporate the Wink Service with current and future releases of the IPG for specified set-top boxes and to promote the use of the Wink service. Wink concurrently entered into a Common Stock and Warrant Issuance Agreement with the IPG developer pursuant to which the Company issued to the developer 50,000 shares of Common Stock. The fair value of the Common Stock on the date it was issued totaled $480,000. This amount was being amortized to revenue sharing and launch fees -- related parties, ratably over the life of the integration agreement. The Company recognized $37,000 as expense for the year ended December 31, 2001. During the quarter ended December 31, 2001, the Company completed an impairment review (see Note 2, Impairment Charge) and the unamortized balance totaling $443,000 was written off. The Company is also obligated to issue an additional 50,000 shares of Common Stock to the IPG developer or its designee upon the first commercial launch and activation of the Wink service through the specified set-top boxes. As of December 31, 2001, the specified set-top boxes that will incorporate the Wink service have not been launched.

     In March 2001, the Company granted unrestricted Common Stock to a sales and marketing consultant, a related party. The Company issued 20,000 shares of Common Stock and the fair value of the Common Stock on the date of issuance totaled $105,000. The fair value was recognized as a sales and marketing expense in the year ended December 31, 2001 as there was no remaining performance obligation.

Reserved Shares

     At December 31, 2001, the Company had reserved 8,826,000, 8,035,000 and 264,000 shares of Common Stock for future issuance for the exercise of options under the Company's stock option plans, exercise of warrants outstanding or issuable under certain distribution agreements, and issuance of shares under the employee stock purchase plan, respectively.

WARRANTS

     During the years ended December 31, 2001, 2000 and 1999, the Company granted both fully exercisable and performance-based warrants to broadcast network partners, service providers and cable and satellite system operators as incentives to enter into agreements or for services rendered (see Note 4 -Related Party Transactions). The fair market value of the warrants was calculated on the measurement date using the Black-Scholes pricing model and is generally amortized ratably over the term of the respective agreement or service period, which ever is shorter.

     The following table summarizes information about warrant transactions during 2001, 2000 and 1999 and the total number of fully exercisable and vested warrants outstanding at December 31, 2001 (in thousands, except for per share amounts):

                                                               FAIR MARKET
                                                                VALUE AT
                                      EXPIRATION     PRICE     MEASUREMENT   SHARES
WARRANTHOLDER            GRANT DATE      DATE      PER SHARE      DATE       GRANTED   EXERCISED   EXPIRED   OUTSTANDING
-------------            ----------   ----------   ---------   -----------   -------   ---------   -------   -----------
Preferred
  stockholder..........    Jun-97       Jun-09      $ 8.00       $   142        525        --         --          525
Broadcast network
  partner..............    Jun-97       Jun-09        8.00           746        375        --         --          375
Preferred
  stockholder..........    Jan-98       Jan-08        0.80           226         50       (50)        --           --
Preferred
  stockholder..........    Aug-98       Aug-03        8.00           135         25        --         --           25
Distribution partner...    Dec-98       Jan-04       12.00            32        125        --       (117)           8
Distribution partner...    Dec-98       Jan-05       16.00           360        125        --        (72)          53
Broadcast network
  partner..............    Feb-99       Aug-99       12.00         1,220        200        --       (200)          --
Broadcast network
  partner..............    Mar-99       Aug-99       12.00           760        125      (125)        --           --
Distribution partner...    May-99       May-04       12.00         4,050        500        --         --          500
Broadcast network
  partner..............    Jul-99       Aug-99       12.00           734         75       (75)        --           --
Service provider.......    Apr-00       Apr-05       33.38         1,579        100        --         --          100
Distribution partner...    May-00       May-05       21.75        24,098      1,300        --         --        1,300
Service provider.......    Jul-00       Jul-03       28.75           222         10        --         --           10
Distribution partner...    Sep-00       Sep-05       14.36         1,024        100        --         --          100
Distribution partner...    Oct-00       Oct-10       25.00         2,556        200        --         --          200
Distribution partner...    Oct-00       Oct-10       12.21        16,205      1,250        --         --        1,250
Distribution partner...    Nov-00       Dec-05        7.63         3,310        500        --         --          500
Distribution partner...    Jun-01       Jun-11        4.40         4,264      1,000        --         --        1,000
                                                                              -----      ----       ----       ------
                                                                              6,585      (250)      (389)       5,946
Weighted average
  exercice price.......                                                                                        $12.81

     During the years ended December 31, 2001, 2000 and 1999, total stock compensation related to warrants recognized as revenue sharing and launch fees expense was $11,966,000, $4,275,000 and $3,187,000, respectively.

     During the years ended December 31, 2001, 2000 and 1999, total stock compensation related to warrants recognized as sales and marketing expense was $315,000, $461,000 and zero, respectively.

PERFORMANCE-BASED WARRANTS

     In December 1998, the Company granted warrants to purchase Common Stock to a cable operator, a related party, as consideration for the future deployment of Wink-enabled technology to at least 200,000 households, under a cable affiliation agreement. The warrants enabled the holder to purchase up to 250,000 shares of Common Stock at either $12.00 or $16.00 per share, contingent upon the number of units deployed, the timing of deployment and a minimum duration of service. In the event the $12.00 exercise price is earned, the warrant will expire in January 2004. In the event the $16.00 exercise price is earned, the warrant will expire in January 2005. In the year ended December 31, 2000, the cable operator achieved the 200,000 Wink-enabled household minimum deployment criteria, and the Company recognized the fair value of the warrants associated with the number of units deployed. The fair value of the warrants, as remeasured at December 31, 2000, totaled $266,000. On January 30, 2001, the warrant agreement was amended to remove any further performance requirements. The fair value was determined to be $392,000 on January 30, 2001. The fair value has been recognized as revenue sharing and launch fee expense ratably over the remainder of the cable affiliation agreement.

     In September 2000, the Company entered into a warrant issuance agreement with a cable operator, a related party, for the future deployment of Wink-enabled technology to its subscribers. In the warrant issuance agreement, the Company agreed to issue the cable operator warrants to purchase up to 75,000 shares in 2001 and up to 75,000 shares in 2002, provided that the cable operator completes deployments of the Wink service to at least 250,000 and 350,000 households, respectively. The cable system operator did not reach the 2001 milestone. The exercise price for the remaining warrants shall be equal to 90% of the average closing sale price of the Common Stock as reported on the Nasdaq for the ten business days prior to December 31, 2002. In the event the warrants are issued, the warrants will have a term of five years from the date of issuance.

     In November 2000, the Company entered into a warrant issuance agreement with a cable system operator, a related party, in which the cable system operator is entitled to purchase up to 750,000 shares of Common Stock provided that the cable operator completes a certain amount of deployments before November 2003. The number of shares earned by the cable operator shall be based on the volume and timing of deployment. The exercise price for the warrants will be $7.63. In the event the warrants are issued, the warrants will have a term of five years from the date of issuance.

     In January 2001, the Company entered into an integration agreement with an interactive program guide ("IPG") developer, a related party, to incorporate the Wink Service with current and future releases of the IPG for specified set-top boxes and to promote the use of the Wink service. Wink concurrently entered into a Common Stock and Warrant Issuance Agreement with the IPG developer pursuant to which the Company agreed to issue to the IPG developer warrants to purchase up to a maximum of 150,000 shares of Common Stock upon the achievement of certain deployment milestones over four years following the anniversary of the launch of the specified set-top boxes integrating the IPG and Wink technology. In the event the warrants are issued, the exercise price for the warrants will be equal to 80% of the average closing sale price of the Common Stock as reported on the Nasdaq National Market for the 20 trading days prior to the date on which such warrant is issued or required to be issued. The warrants will have a term of ten years from the date of issuance.

     In November 2001, the Company entered into an interactive television agreement with a broadcast network company to develop and air Wink-enhanced programming over a four-year period. In connection with the agreement, Wink issued a performance-based warrant in which the Company is obligated to issue to the broadcast network partner warrants to purchase up to a maximum of 800,000 shares of Common Stock upon the achievement of certain advertising broadcasting milestones. In the event the warrants are issued, the exercise price for the warrants will be $1.25 and will expire in November 2006.

     When and if it becomes probable that the performance criteria will be achieved by any of the above warrants, the Company will record the then fair value associated with the number of warrants issued. The fair value will be remeasured until performance is complete and all conditions are known and will be recognized as a charge to revenue sharing and launch fees over the remainder of the term of the related agreement.

OTHER

     As of December 31, 2001, no dividends on the Convertible Preferred, Preferred or Common Stock have been declared by the Board of Directors.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

     The 1994 Stock Plan (the "1994 Plan"), as amended, provides for the issuance of up to 7,000,000 shares of Common Stock in connection with incentive stock option awards granted to employees and directors and nonstatutory stock option awards granted to employees, directors and consultants to the Company. Stock purchase rights may also be granted under the 1994 Plan. In June 1999, the Board of Directors adopted and in August 1999 the Company's stockholders approved, the 1999 Stock Plan (the "1999 Plan"). The 1999 Plan became effective on the date of the initial public offering. The 1999 Plan provides for the grant to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for grants to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Unless terminated sooner, the 1999 Plan will terminate automatically in 2009. A total of 4,500,000 shares of Common Stock have been reserved for issuance pursuant to the 1999 Plan. Through 2001, the amount of Common Stock reserved under the 1999 Plan automatically increased at the end of each year by the lesser of (1) 1,000,000 shares, (2) 4% of outstanding shares on such date or
(3) a lesser amount determined by the Board of Directors. In 2001 the stockholders approved an increase to the automatic annual increase to take effect on the first day of the Company's fiscal year beginning on January 1, 2002. As a result, the amount of Common Stock reserved under the 1999 Plan automatically increase at the beginning of each year by the lesser of (1) 1,500,000 shares, (2) 5% of outstanding shares on such date or (3) a lesser amount determined by the Board of Directors.

     Under the 1994 Plan and 1999 Plan (collectively "the Option Plans"), options must be issued at prices not less than 100 percent and 85 percent of the estimated fair value of the Common Stock on the date of grant for incentive and non-statutory options, respectively, and are exercisable for periods not exceeding ten years from the date of grant. Options granted to stockholders who own greater than 10 percent of the outstanding stock at the time of grant are exercisable for periods not exceeding five years from the date of grant and must be issued at prices not less than 110 percent of the estimated fair value at the date of grant. Options granted under the Option Plans generally vest ratably over four years following the date of grant, although the Board of Directors may issue options that vest over a period up to five years.

     In June 1999, the 1999 Director Option Plan (the "Director Plan") was adopted by the Board of Directors and became effective on the date of the initial public offering. The Director Plan provides for the automatic grant of a nonstatutory option to purchase 40,000 shares of Common Stock to each new non-employee director who becomes a director after the date of the initial public offering on the date that such person becomes a director. Each current and future non-employee director will automatically be granted an additional nonstatutory option to purchase 40,000 shares on the fourth anniversary of the date of grant of his or her last option if he or she served on the Board of Directors continuously during such period. A total of 250,000 shares of Common Stock have been reserved for issuance pursuant to the Director Plan.

     During the years ended December 31, 1999 and 1998, the Company recognized unearned compensation totaling $6,600,000 and $600,000, respectively, with respect to certain stock option grants and sales of restricted stock to employees. No unearned compensation with respect to stock option grants to employees was recognized in the years ended December 31, 2001 or 2000. These expenses are generally being amortized over the respective four-year vesting periods. Amortization of unearned compensation related to employees totaled $1,436,000, $1,803,000 and $1,831,000 for the years ended December 31, 2001,
2000 and 1999, respectively, and has been allocated to operating costs and expenses based upon the primary activity of the applicable employees or services performed.

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during 2001, 2000 and 1999 was $3.86, $24.98 and $8.12 per option, respectively. Under SFAS No. 123, the fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. This model requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                2001     2000     1999
                                                                -----    -----    -----
Expected lives, in years....................................       5        5        5
Risk free interest rates....................................    4.56%    6.16%    5.40%
Dividend yield..............................................    0.00%    0.00%    0.00%
Expected volatility.........................................     135%     127%      14%

     The following table summarizes information about stock option transactions under the Plans:

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                            2001                  2000                  1999
                                     ------------------    ------------------    ------------------
                                               WEIGHTED              WEIGHTED              WEIGHTED
                                               AVERAGE               AVERAGE               AVERAGE
                                               EXERCISE              EXERCISE              EXERCISE
                                     SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                     ------    --------    ------    --------    ------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Outstanding at beginning of
  period.........................     5,872     $19.12      4,077     $7.74      2,813      $2.90
Granted..........................     2,254       4.37      3,527     27.94      2,264      11.87
Exercised........................       (86)      1.07     (1,047)     2.66       (461)      1.23
Canceled.........................    (2,266)     23.82       (685)    21.45       (539)      5.72
                                     ------     ------     ------     -----      -----      -----
Outstanding at end of period.....     5,774      11.78      5,872     19.12      4,077       7.74
                                     ------     ------     ------     -----      -----      -----
Options vested at end of
  period.........................     2,436                 1,360                1,211
                                     ------                ------                -----

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                  OPTIONS OUTSTANDING                    OPTIONS VESTED
                  ---------------------------------------------------   -----------------
                                                 WEIGHTED
                                                 AVERAGE          WEIGHTED               WEIGHTED
                                                REMAINING          AVERAGE               AVERAGE
RANGE OF                       NUMBER          CONTRACTUAL        EXERCISE      NUMBER   EXERCISE
EXERCISE PRICES             OUTSTANDING            LIFE             PRICE       VESTED    PRICE
---------------           ----------------   ----------------   -------------   ------   --------
                        (IN THOUSANDS, EXCEPT YEARS AND PER SHARE AMOUNTS)
$  0.40 -- $ 1.61                699            9.40 years          $1.44         187     $1.45
   1.76 --   4.20                685                  7.51           3.44         383      3.69
   4.53 --   6.00                606                  8.38           5.61         215      5.92
   6.06 --   7.93                854                  9.02           6.83          88      7.93
      8.00                     1,302                  7.26           8.00         870      8.00
  8.94 -- 12.00                  601                  8.43          10.59         228     11.13
 16.62 -- 52.75                  943                  8.22          35.60         429     36.72
 58.00 -- 58.25                   39                  8.09          58.22          24     58.23
     59.50                         5                  8.00          59.50           2     59.50
     63.13                        40                  8.07          63.13          10     63.13
                               -----                                            -----
                               5,774                  8.22          11.78       2,436     12.77
                               =====                                            =====

STOCK OPTION CANCELLATION AND REGRANT PROGRAMS

     In February 2001, the Company offered the Stock Option Cancellation and Regrant Program (the "Program"). The Program offered current Company employees with stock options granted under the 1999

Plan the opportunity to tender certain unexercised options, with an exercise price greater than or equal to $24.50 per share, in exchange for the Company's promise to grant replacement options at an exercise price equal to the closing price of the Company's Common Stock on the Nasdaq National Market on August 17, 2001 with a share exchange ratio ranging from one (1) to one point five (1.5) cancelled option for each replacement option. The new options will have terms and conditions that are substantially the same as those of the cancelled options. The program, which expired on February 15, 2001, resulted in the cancellation of 589,000 options at a weighted average exercise price of $37.02 per share and the grant of 425,000 options at $1.61 per share.

     In December 2001, the Company offered the Offer to Exchange Certain Outstanding Options for New Options (the "New Offer Program"). The New Offer Program offered current Company employees with stock options granted under either the 1994 or 1999 Plan the opportunity to tender certain granted options, with an exercise price of at least $4.25 per share, in exchange for the Company's promise to grant replacement options at a exercise price equal to the closing price of the Company's Common Stock on the Nasdaq National Market on or about July 31, 2002. Generally, for every three options that an employee tendered to the Company, he or she received a promise from the Company to grant two options on or about July 31, 2002; the share ratio could vary depending on the grant date of the tendered option. The New Offer Program, which expired on January 28, 2002, resulted in the cancellation of 3,092,000 options at a weighted average exercise price of $11.50 per share and the promise to grant 2,085,000 options. The new options will have terms and conditions that are substantially the same as those of the cancelled options. The New Offer Program is not expected to result in any additional compensation charges or variable plan accounting.

1999 EMPLOYEE STOCK PURCHASE PLAN

     In June 1999, the 1999 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors. The Purchase Plan became effective on the date of the initial public offering. The Purchase Plan permits participants to purchase Common Stock through payroll deductions of up to 15% of the participant's compensation, up to a maximum aggregate deduction of $21,250 for all offering periods ending in any calendar year. Each purchase period is six months in duration and begins on February 1 and August 1. The price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's Common Stock on the first day of the applicable offering period or on the last day of that purchase period. A total of 400,000 shares of Common Stock have been reserved for issuance pursuant to the Purchase Plan. The amount reserved under the Plan will automatically increase at the end of each year by the lesser of (1) 75,000 shares, (2) 0.3% of outstanding shares on such date or (3) a lesser amount determined by the Board of Directors. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. During the years ended December 31, 2001 and 2000, a total of 98,000 and 39,000 shares have been issued under the Purchase Plan, for an aggregate price of $454,000 and $645,000, respectively. No shares were issued in 1999.

     Compensation cost (included in pro forma net loss and net loss per share amounts) for the grant date fair value of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model. No shares were granted in 1999. The following weighted average assumptions for 2001 and 2000 are included in the estimated grant date fair value calculations for rights to purchase stock under the Company's Purchase Plan:

Expected lives, in years....................................     0.5
Risk free interest rates....................................    6.04%
Dividend yield..............................................    0.00%
Expected volatility.........................................     121%

     The weighted average estimated grant date fair value, as defined by SFAS No. 123, of rights to purchase stock under the Purchase Plan granted in 2001 and 2000 was $5.14 and $12.16 per share, respectively.

     Prior to the Company's initial public offering, the fair value of each option grant was determined using the minimum value method prescribed by SFAS No. 123. Subsequent to the offering, the fair value was determined using the Black-Scholes model stipulated by SFAS No. 123. The effect of compensation cost on net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999 for the Option and Purchase Plans is as follows, (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001         2000        1999
                                                            ---------    --------    --------
Net loss:
  As reported...........................................    $(114,539)   $(33,305)   $(18,224)
  Pro forma.............................................    $(130,726)   $(52,630)   $(18,772)
Basic and diluted net loss per share:
  As reported...........................................    $   (3.68)   $  (1.09)   $  (1.06)
  Pro forma.............................................    $   (4.20)   $  (1.73)   $  (1.09)

401(K) PLAN

     Effective July 1996, the Company adopted the Wink Communications, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan"), which qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Service Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed 15% of their total compensation. The Company, at its discretion, may make contributions for the benefit of eligible employees. The Company made no contributions through December 31, 2001.

NOTE 11 -- SUBSEQUENT EVENTS

     In February and March 2002, the Company amended agreements with three related party distribution partners (see Note 4 -- Related Party Transactions). Based on the terms of the amendments, the Company has decreased its obligation related to revenue guarantees and system and launch fees. One distribution partner will pay a net of $1,800,000 for certain software licenses and the Company has committed to purchase $1,250,000 of advertising from the same distribution partner in each of the years ending December 31, 2002 and 2003 (see
Note 4 -- Related Party Transactions). In connection with the amendments with two of the distribution partners, the Company issued an aggregate of 2,000,000 shares of the Company's Common Stock. The fair value of the Common Stock, which is $2,280,000, will be amortized to revenue sharing and launch fees ratably over the remaining term of the respective agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the information set forth in the sections titled "Election of Directors", "Directors' Compensation" and "Section 16(a) Beneficial Ownership Compliance" in our proxy statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2001. Information with respect to Executive Officers is included under the heading "Executive Officers of the Registrant" in Part I herein after Item 4.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the captions "Executive Officer Compensation" and "Report of the Compensation Committee of the Board of Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Beneficial Security Ownership of Stockholders, Directors, and Management and Certain Beneficial Owners" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 2001.

     (c) Exhibit Listing

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Second Amended and Restated Certificate of Incorporation of
          the Company.(1)
 3.2      Bylaws of the Company.(2)
 4.2      Fourth Investor Rights Agreement dated as of June 30, 1999 between the Company and the individuals and entities listed in the exhibit thereto.(3)
 4.3      Consent and Amendment of Investor Rights Agreement and
          Co-Sale Agreement.
 4.4      Consent and Amendment of Investor Rights Agreement and
          Co-Sale Agreement.
 4.5      Consent and Amendment of Investor Rights Agreement and
          Co-Sale Agreement.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.6      Consent and Amendment of Investor Rights Agreement.
10.1*     Form of Indemnification Agreement between the Company and
          each of its officers and directors.(4)
10.2*     1994 Stock Plan and form of agreement hereunder.(4)
10.3*     1999 Stock Plan and form of agreement thereunder.(3)
10.4*     1999 Director Stock Option Plan and form of agreement
          thereunder.(3)
10.5*     1999 Employee Stock Purchase Plan and form of agreement
          thereunder.(3)
10.8      Equity Side Letter dated March 23, 1999 between the Company and CBS Corporation and warrant issued to CBS Corporation
          dated March 23, 1999.(4)
10.9      Letter Agreement dated June 3, 1997 between the Company and
          NBC Multimedia, Inc. dba NBC Interactive Media.(4)(+)
10.10     Cable Affiliation Agreement dated October 8, 1997 between
          the Company and Charter Communications, Inc., as amended on
          March 16, 1998 and March 12, 1999.(5)(+)
10.13     Master Affiliation Agreement dated December 22, 1998 between the Company and DIRECTV, Inc., as amended on December 22,
          1998.(5)(+)
10.14     Master Cable Affiliation Agreement dated September 23, 1998 between the Company and Time Warner Cable.(5)(+)
10.16     Development and License Agreement dated January 15, 1996
          between the Company and Scientific-Atlanta, Inc., as amended on January 27, 1998.(4)
10.21     Development and License Agreement dated May 17, 1999 between the Company and Thomson Consumer Electronics, Inc.(4)
10.23     Letter Agreement dated September 10, 1998 between Company
          and General Electric Capital Corporation.(4)
10.24     Agreement dated January 1, 1999 between Company and
          Satellite Services, Inc.(4)
10.25     Master Service Agreement dated June 8, 1998 between the
          Company and Softbank Services Group.(4)
10.29     Agreement dated May 25, 1999 between the Company and
          Microsoft Corporation.(5)(+)
10.30     Sublease by and between Computer Associates International,
          Inc. and the Company dated November 28, 1995, as amended on
          March 21, 1996.(4)
10.32     Warrant issued to GE Capital Corporation dated June 18,
          1997.(4)
10.33     Amended and Restated Warrant issued to NBC Multimedia, Inc.
          dated June 18, 1997.(4)
10.35     Warrant issued to GE Capital Corporation dated August 27,
          1998.(4)
10.36     Warrant Issuance Agreement dated November 30, 1998 between the Company and Vulcan Ventures Incorporated and warrants
          issued to Vulcan Ventures Incorporated.(3)
10.38*    Restricted Stock Purchase Agreement dated December 2, 1996 between the Company and Mary Agnes Wilderotter.(4)
10.39*    Restricted Stock Purchase Agreement dated January 15, 1998 between the Company and Mary Agnes Wilderotter.(4)
10.41     Employment Letter from the Company to Mary Agnes Wilderotter dated October 21, 1996.*(4)
10.43     Second Amendment to Master Affiliation Agreement dated June
          28, 1999 between Company and DIRECTV, Inc.(3)(+)
10.44     Warrant issued to Microsoft Corporation dated May 30,
          1999.(3)
10.45     Information Services Agreement effective May 1, 1998 between the Company and GE Information Services, Inc.(5)(+)
10.47     Master Agreement with Echostar Satellite Corporation, May
          26, 2000.(+)
10.48     Common Stock Purchase Warrant.
10.49     Third Amendment to the Master Affiliation Agreement with
          DirecTV, July 24, 2000.(6)(+)
10.50     Fourth Amendment to the Master Affiliation Agreement with
          DirecTV, September 11, 2000.(6)(+)
10.51     Common Stock Purchase Warrant
10.52     Common Stock Purchase Warrant

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.53     Fifth Amendment to the Master Affiliation Agreement with
          DirecTV, December 22, 2000.(6)(+)
10.54     Sixth Amendment to the Master Affiliation Agreement with
          DirectTV, March 1, 2001.(6)(+)
10.55     Common Stock and Warrant Issuance Agreement.
21.1      List of Subsidiaries.
23.1      Consent of PricewaterhouseCoopers LLP.

-------------------------

(1) Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement No. 333-80221 on Form S-1/A dated July 29, 1999.

(2) Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement No. 333-80221 on Form S-1/A dated July 29, 1999.

(3) Incorporated by reference to the Company's Registration Statement No. 333-80221 on Form S-1/A dated July 29, 1999.

(4) Incorporated by reference to the Company's Registration Statement No. 333-80221 on Form S-1 dated June 6, 1999.

(5) Incorporated by reference to the Company's Registration Statement No. 333-80221 on Form S-1/A dated August 17, 1999.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed April 2, 2001, as amended April 5, 2001.

(+) Confidential treatment has been requested for these exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alameda, State of California, on this 28 day of March 2002.

                                          WINK COMMUNICATIONS, INC.

                                              /s/ MARY AGNES WILDEROTTER
                                          By:
                                          --------------------------------------

                                                Name: Mary Agnes Wilderotter
                                            Title: President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mary Agnes Wilderotter and Timothy Travaille, her or his attorneys-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2002:

                  SIGNATURE                                            TITLE
                  ---------                                            -----
         /s/ MARY AGNES WILDEROTTER            President and Chief Executive Officer; Director
---------------------------------------------  (principal executive officer)
           Mary Agnes Wilderotter

            /s/ TIMOTHY TRAVAILLE              Executive Vice President (principal accounting officer
---------------------------------------------  and principal financial officer)
              Timothy Travaille

           /s/ BRIAN P. DOUGHERTY              Chairman of the Board of Directors
---------------------------------------------
             Brian P. Dougherty

              /s/ JEFFREY COATS                Director
---------------------------------------------
                Jeffrey Coats

               /s/ TERRI DIAL                  Director
---------------------------------------------
                 Terri Dial

            /s/ BRUCE W. DUNLEVIE              Director
---------------------------------------------
              Bruce W. Dunlevie

               /s/ LAWTON FITT                 Director
---------------------------------------------
                 Lawton Fitt

                  SIGNATURE                                            TITLE
                  ---------                                            -----

              /s/ MICHAEL FUCHS                Director
---------------------------------------------
                Michael Fuchs

             /s/ F. PHILIP HANDY               Director
---------------------------------------------
               F. Philip Handy

             /s/ DONALD OHLMEYER               Director
---------------------------------------------
               Donald Ohlmeyer