Form 10-Q
period 2002-03-31
WINK COMMUNICATIONS INC
filed 2002-05-13
CIK 1062157

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO


                          COMMISSION FILE NO. 000-26655

                                   ----------

                            WINK COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    94-3212322
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                                             Yes [X] No [ ]

         The number of shares of the Registrant's Common Stock outstanding as of April 30, 2002 was 33,293,011.

================================================================================

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................    3

         Condensed Balance Sheets.........................................    3

         Condensed Statements of Operations...............................    4

         Condensed Statements of Cash Flows...............................    5

         Notes to Condensed Financial Statements..........................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    8

         Risk Factors.....................................................   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......   18

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................   19

Item 2.  Changes in Securities............................................   19

Item 3.  Defaults Upon Senior Securities..................................   19

Item 4.  Submission of Matters to a Vote of Security Holders..............   19

Item 5.  Other Information................................................   19

Item 6.  Exhibits and Reports on Form 8-K.................................   19

Signature.................................................................   20

                            WINK COMMUNICATIONS, INC.

                            CONDENSED BALANCE SHEETS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    MARCH 31,   DECEMBER 31,
                                                                      2002         2001
                                                                   ----------- ------------
                                                                   (UNAUDITED)
                                ASSETS

Current Assets:
   Cash and cash equivalents ...................................   $  12,847    $  20,513
   Short-term investments ......................................      51,852       57,434
   Accounts receivable - related parties, net ..................       1,652        2,527
   Accounts receivable - third parties, net ....................         600          670
   Prepaid expenses - related parties ..........................       5,049          615
   Prepaid expenses and other current assets ...................         990          965
                                                                   ---------    ---------
      Total current assets .....................................      72,990       82,724
Property and equipment, net ....................................       2,095        2,090
Deferred charges and other assets - related parties, net .......       3,085          287
Other assets ...................................................       1,292        1,292
                                                                   ---------    ---------

                                                                   $  79,462    $  86,393
                                                                   =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ............................................   $   1,301    $   1,237
   Accrued liabilities .........................................       2,938        4,353
   Due to related parties ......................................      16,471       14,081
   Deferred revenue - related parties ..........................         601          519
   Deferred revenue - third parties ............................         592          679
                                                                   ---------    ---------
      Total current liabilities ................................      21,903       20,869
                                                                   ---------    ---------

Stockholders' Equity:
   Common Stock, $0.001 par value; 100,000 shares authorized;
      31,289 and 31,205 shares issued and outstanding ..........          31           31
   Additional paid-in capital ..................................     267,137      267,022
   Stockholders' notes receivable ..............................      (1,291)      (1,291)
   Unearned compensation .......................................      (2,629)      (3,064)
   Accumulated deficit .........................................    (205,149)    (197,327)
   Accumulated other comprehensive (loss) income ...............        (540)         153
                                                                   ---------    ---------
      Total stockholders' equity ...............................      57,559       65,524
                                                                   ---------    ---------

                                                                   $  79,462    $  86,393
                                                                   =========    =========


            See accompanying notes to condensed financial statements.

                            WINK COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
Revenues:
    Licenses - related parties .........................   $    176    $     46
    Licenses - third parties ...........................        215         387
    Services - related parties .........................        282          51
    Services - third parties ...........................        374          27
                                                           --------    --------

         Total revenues ................................      1,047         511
                                                           --------    --------

Costs and expenses:
    Revenue sharing and launch fees - related parties ..      2,829       6,382
    Revenue sharing and launch fees - third parties ....        320         378
    Sales and marketing ................................      1,366       2,074
    Operating ..........................................      2,044       2,802
    Product development ................................      1,988       2,423
    General and administrative .........................      1,019       1,348
                                                           --------    --------

         Total costs and expenses ......................      9,566      15,407
                                                           --------    --------

Loss from operations ...................................     (8,519)    (14,896)
Interest income and other, net .........................        697       2,274
                                                           --------    --------
Net loss ...............................................   $ (7,822)   $(12,622)
                                                           ========    ========

Net loss per share:
    Basic and diluted ..................................   $  (0.25)   $  (0.41)
    Weighted average shares used in computing
         both basic and diluted net loss per share .....     31,768      31,065


            See accompanying notes to condensed financial statements.

                            WINK COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           --------------------
                                                                                             2002        2001
                                                                                           --------    --------
Cash flows from operating activities:
   Net loss ............................................................................   $ (7,822)   $(12,622)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property and equipment ..........................        271         582
      Amortization of deferred charges and other assets ................................          6       2,175
      Stock-based compensation expense .................................................        434       3,420
      Loss on equity investment ........................................................         --          28
      Changes in assets and liabilities:
        Accounts receivable - related parties ..........................................        875       1,732
        Accounts receivable - third parties ............................................         70          48
        Prepaid expenses - related parties .............................................     (4,434)         --
        Prepaid expenses and other current assets ......................................        (25)        514
        Deferred charges and other assets - related parties ............................       (264)     (6,294)
        Other assets ...................................................................         --        (245)
        Accounts payable ...............................................................         64        (311)
        Accrued liabilities ............................................................     (1,415)     (1,472)
        Due to related parties .........................................................       (150)        179
        Deferred revenue - related parties .............................................         82        (597)
        Deferred revenue - third parties ...............................................        (87)        (26)
                                                                                           --------    --------

Net cash used in operating activities ..................................................    (12,395)    (12,889)
                                                                                           --------    --------

Cash flows from investing activities:
   Net proceeds from sales of short-term investments ...................................      4,887      25,982
   Purchase of property and equipment ..................................................       (276)       (891)
                                                                                           --------    --------

Net cash provided by investing activities ..............................................      4,611      25,091
                                                                                           --------    --------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock ..............................................        118         421
                                                                                           --------    --------

Net cash provided by financing activities ..............................................        118         421
                                                                                           --------    --------

Net (decrease) increase in cash and cash equivalents ...................................     (7,666)     12,623
Cash and cash equivalents at beginning of period .......................................     20,513      22,093
                                                                                           --------    --------
Cash and cash equivalents at end of period .............................................   $ 12,847    $ 34,716
                                                                                           ========    ========

Schedule of supplemental non-cash investing and financing activities:
Repurchase of Common Stock and cancellation of related stockholder note receivable .....   $     --    $  1,208
                                                                                           ========    ========
Common Stock issued for services .......................................................   $     --    $    585
                                                                                           ========    ========
Accrual for Common Stock to be issued to related party distribution partners ...........   $  2,540    $     --
                                                                                           ========    ========


            See accompanying notes to condensed financial statements.

                            WINK COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

         Wink Communications, Inc. (the "Company") was incorporated in California on October 7, 1994 and reincorporated in Delaware on August 12, 1999. The Company offers an enhanced television broadcasting system that adds interactivity and electronic commerce opportunities to traditional television programming and advertising.

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management they reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information. The condensed balance sheet data as of December 31, 2001 is derived from the audited financial statements as of and for the year then ended and does not include all notes and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim period ended March 31, 2002, are not necessarily indicative of results to be expected for the full year or any other period.

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

                            WINK COMMUNICATIONS, INC.

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------
Numerator:
    Net loss ...................................       $ (7,822)       $(12,622)
                                                       ========        ========

Denominator:
    Weighted average shares ....................         31,768          31,071
    Weighted average unvested shares
         subject to repurchase .................             --              (6)
                                                       --------        --------
Denominator for basic and diluted ..............         31,768          31,065
                                                       ========        ========

Net loss per share:
    Basic and diluted ..........................       $  (0.25)       $  (0.41)
                                                       ========        ========

Outstanding potential shares excluded from the determination of diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

                                                                 MARCH 31,
                                                           ---------------------
                                                            2002           2001
                                                           ------         ------
Common Stock options .............................          2,466          5,813
Common Stock warrants ............................          5,946          4,946
Common Stock subject to repurchase ...............             --              5
                                                           ------         ------
    Total ........................................          8,412         10,764
                                                           ======         ======

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). In November 2001, the EITF reached consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 00-25 and EITF 01-9 require that consideration, including equity instruments, given to a customer should be classified in the vendor's income statement as a reduction of revenue unless the consideration relates to a separable identifiable benefit received from the customer and the fair value of such benefit can be reasonably estimated. The Company typically gives to its distributors various incentives including revenue guarantees, launch funds and warrants. The Company adopted EITF 00-25 and EITF 01-9 in the first quarter of fiscal year 2002. In accordance with the transition guidance, financial statements for prior periods presented for comparative purposes were reclassified to comply with the new income statement presentation requirement which resulted in a reclassification from revenue to revenue sharing and launch fees expense of approximately $1,193,000 for the quarter ended March 31, 2001. The adoption of EITF 00-25 and EITF 01-9 had no impact on the Company's operating loss, net loss or net loss per share.

                            WINK COMMUNICATIONS, INC.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". The Company adopted SFAS 144 in the quarter ended March 31, 2002. The adoption of SFAS 144 did not have a significant impact on its financial statements.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The primary differences between net loss and comprehensive loss is due to the unrealized gains or losses on available-for-sale securities. Comprehensive loss for the three months ended March 31, 2002 was $8.5 million as compared to a reported net loss of $7.8 million. Comprehensive loss for the three months ended March 31, 2001 was $13.1 million as compared to a reported net loss of $12.6 million.

NOTE 5 - CONCENTRATION

         At March 31, 2002, three related party customers accounted for 37%, 18% and 12% of the net accounts receivable balance, respectively. During the three months ended March 31, 2002, transactions with a related party accounted for 40% of the Company's total revenues, respectively.

NOTE 6 - STOCK OPTION EXCHANGE PROGRAM

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements within the meaning of the federal securities laws, particularly statements referencing future sources of revenue, the expected increase in the number of Wink-enabled households and the expected increase in revenue sharing and launch fees as well as trends in other costs and expenses. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar importance are intended to identify such forward-looking statements. These forward-looking statements are based on current expectations as of today only and involve risks and uncertainties. Actual results may differ materially from those expressed or forecasted in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, economic and advertising market variables, the rate in which Wink Enhanced Broadcasting is deployed and acceptance of Wink Enhanced Broadcasting by consumers, those risks and uncertainties set forth in this discussion under "Risk Factors" and other risks detailed from time to time in reports filed with the Securities and Exchange Commission. In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K"). The following discussion should be read in conjunction with the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

OVERVIEW

         Wink Communications was founded in 1994 and our activities to date have primarily consisted of:

         o developing and adapting our technology for operation in advanced analog and digital set-top boxes;

         o licensing our Wink Studio authoring tool software to major broadcast and cable networks, third-party developers and advertisers to enable them to develop the Wink Service;

         o licensing our Wink Server software to broadcast and cable networks and cable system and satellite system operators to incorporate Wink enhancements into their television programming;

         o developing the Wink Response Network for collecting and managing responses to the Wink Service;

         o marketing the concept of the Wink Service and promoting the Wink icon; and

         o establishing relationships with and licensing our technology to key television industry participants.

         Sources of Revenue and Business Plan. Through March 31, 2002, our revenues have been primarily derived from non-recurring and consulting engineering and installation services under agreements to integrate the Wink technology with various set-top boxes and from license fees for the use of Wink software. Our business plan is to derive the primary portion of our future revenues from the Wink Response Network by charging transaction fees to advertisers, merchants and broadcast network and cable programmers for each information request or purchase order obtained from viewers who respond to Wink Enhanced Broadcasting and to provide data analysis and reporting services related to those responses. The Wink Response Network was activated on a limited basis in the second half of 1998. For the three months ended March 31, 2002, 28% of our total revenues were derived from interactive advertising using the Wink Response Network, in the form of transactions, reports and sponsorship fees. However, the majority of the revenues we have earned from advertisers and merchants utilizing the Wink Response Network prior to the three months ended March 31, 2002 have been related to charter advertising agreements that provide for a flat fee to be paid in lieu of transaction fees. These fees have been recognized ratably over the life of the advertising agreement, generally one year. We have also entered into agreements with advertisers and merchants that will pay fees on a transaction fee and report basis, and we expect to enter into more of these agreements in the future. We also launched dedicated interactive and virtual channels in 2001 and have begun to derive revenue from sales of products on these channels, and while the revenue earned from these channels was insignificant for the three months ended March 31, 2002, we expect to see growth in this revenue in future years.

         Due to the downturn in the economy, specifically in the advertising industry, we have not experienced the significant increase in transaction and reporting fees we had expected. In addition, we do not currently have substantial commitments from advertisers. To date, the majority of our revenue has been derived from non-recurring consulting engineering and installation services. Non-recurring consulting engineering projects are a result of specific customer requests and therefore there is no assurance we will obtain revenue-producing engineering projects in the future. See "Risk Factors".

         Revenue Sharing and Launch Fees. Revenue sharing and launch fees include the distribution costs related to our agreements with cable and satellite system operators, broadcast network and cable programmers and other market participants to deploy the Wink Service to their subscribers and viewers. Because the revenue guarantees and marketing and launch funds are contingent upon households deployed with the Wink Service or the commercial launch of the Wink Service by a distributor, where applicable, we are obligated to pay the revenue guarantees and marketing and launch funds regardless of whether any revenue is earned from transaction fees or data analysis and reporting services. See "Liquidity and Capital Resources" and "Risk Factors" below. While we believe that the number of Wink-enabled households will continue to increase in the future, we do not believe revenue sharing and launch fees expenses will increase because we amended three of our significant distribution partner agreements to decrease future payments of revenue guarantees and marketing deployment funds in February and March 2002. See "Liquidity and Capital Resources" section below. We have also significantly decreased future amortization of deferred charges and unearned compensation related to warrants due to the impairment charge taken in the fourth quarter of 2001.

         Sales and Marketing. Sales and marketing expense includes salaries, non-cash charges for employee stock-based compensation, consulting fees, travel-related costs, allocated facilities-related expenses, and advertising expenses associated with our sales and consumer marketing departments. Sales and marketing expense also includes costs related to marketing materials, commercial spots and training for the launch of Wink Enhanced Broadcasting in new cable systems. We expect sales and marketing expense to increase in the future as additional marketing and advertising costs are incurred to support anticipated growth.

         Operating. Operating expense includes costs associated with our operations departments, including personnel costs, expenses related to our internal information systems, allocated facilities-related expenses and costs of operating the Wink Response Network, including processing and telecommunication costs and payments to third-party consultants and customer service representatives. While we expect significant growth in deployments, we anticipate operating expense related to deployments to remain relatively constant due to sizable decreases in telecommunications rates. We also expect a significant decrease in depreciation expense due to smaller equipment expenditures as a result of a change in our customer contracts, which now provide that equipment is generally the responsibility of the customer, and from the decrease in the carrying value of deployment equipment due to the impairment charge of $2.3 million recorded in the fourth quarter of 2001.

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

         General and Administrative. General and administrative expense includes administrative and executive personnel costs, allocated facilities and information technology charges, legal expenses for general corporate and intellectual property purposes, investor relations costs associated with being a public company and non-cash charges for employee stock-based compensation. We believe that as operations continue to increase in size and scope, general and administrative expenses will remain relatively constant.

         We have incurred net losses since inception and, at March 31, 2002, had an accumulated deficit of $205.1 million. We may never achieve favorable operating results or profitability. See "Risk Factors --We have a history of losses and expect future losses."

RESULTS OF OPERATIONS

         Since inception, we have been engaged primarily in the development and licensing of the Wink Service. Accordingly, our historical results of operations may not be indicative of and should not be relied upon as an indicator of future performance.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

REVENUES

         Total revenues increased 105% to $1.0 million for the three months ended March 31, 2002, compared to $511,000 for the three months ended March 31, 2001. The increase resulted primarily from an increase in service revenue of $578,000. The increase in service revenue was primarily attributable to engineering consulting and installation services and transaction fee revenues totaling $656,000 for the three months ended March 31, 2002, compared to $78,000 for the three months ended March 31, 2001. During the three months ended March 31, 2002, transactions with a related party accounted for 40% of our total revenues.

COSTS AND EXPENSES

         Total costs and expenses decreased 38% to $9.6 million for the three months ended March 31, 2002, compared to $15.4 million for the three months ended March 31, 2001. The $5.8 million decrease was primarily a result of decreased revenue guarantees and launch fees due to the amendment of three distribution partner agreements, expense management, and a reduction in the amortization of deferred charges and unamortized compensation for warrants related to distribution agreements as a result of the impairment charge recorded in the fourth quarter of 2001.

         Costs and expenses include non-cash charges for stock-based compensation and warrant amortization as follows:

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         -----------------------
                                                           2002         2001
                                                         ----------   ----------
Revenue sharing and launch fees - related parties ....   $       --   $2,987,000
Sales and marketing ..................................      198,000      211,000
Product development ..................................      118,000      121,000
General and administrative ...........................      118,000      101,000
                                                         ----------   ----------
                                                         $  434,000   $3,420,000
                                                         ==========   ==========

         Revenue Sharing and Launch Fees. Total revenue sharing and launch fees decreased 53% to $3.1 million for the three months ended March 31, 2002, from $6.8 million for the three months ended March 31, 2001. The decrease was primarily due to a $3.0 million decrease in the amortization of unearned compensation related to warrants as a result of the impairment charge recorded in the fourth quarter of 2001.

         Sales and Marketing. Sales and marketing expense decreased 34% to $1.4 million for the three months ended March 31, 2002, from $2.1 million for the three months ended March 31, 2001. The decrease was primarily due to decreases in personnel-related costs, decreases in advertising costs related to launching the Wink Service and decreases in consulting expenses as part of our expense management efforts.

         Operating. Operating expense decreased 27% to $2.0 million for the three months ended March 31, 2002, from $2.8 million for the three months ended March 31, 2001. The decrease was primarily due to a decrease in depreciation expense as a result of the impairment charge recorded in the fourth quarter of 2001. The decrease was also due to decreases in personnel-related costs and decreases in consulting expenses as part of our expense management efforts.

         Product Development. Product development expense decreased 18% to $2.0 million for the three months ended March 31, 2002, from $2.4 million for the three months ended March 31, 2001. The decrease was due to decreased engineering and product development personnel costs and the use of fewer consultants and temporary employees for product development and testing to launch the Wink Service compared to the first quarter of 2001.

         General and Administrative. General and administrative expense decreased 24% to $1.0 million for the three months ended March 31, 2002, from $1.3 million for the three months ended March 31, 2001. The decrease was primarily related to decreases in personnel-related costs.

         Interest Income and Other, Net. Interest income and other, net, decreased 69% to $697,000 for the three months ended March 31, 2002, from $2.3 million for the three months ended March 31, 2001. This decrease was primarily due to a $1.7 million decrease in interest income due to lower interest rates and lower average cash and short-term investment balances for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our activities largely through the sale of equity securities. Prior to the initial public offering, we raised an aggregate of $104.5 million through various sales of Preferred Stock. In August 1999, we raised net proceeds of approximately $77.3 million from our initial public offering of Common Stock. We had $64.7 million of cash, cash equivalents and short-term investments at March 31, 2002.

         Net cash used in operating activities totaled $12.4 million and $12.9 million for the three months ended March 31, 2002 and 2001, respectively, primarily as a result of our net losses and prepaid distribution costs, offset in part by non-cash charges for stock-based compensation and depreciation in both quarters.

         Net cash provided by investing activities totaled $4.6 million for the three months ended March 31, 2002 and was attributable to the net proceeds from sales of short-term investments totaling $4.9 million, offset by the acquisition of $276,000 of property and equipment. Net cash provided in investing activities totaled $25.1 million for the three months ended March 31, 2001, and was attributable to the net proceeds from sales of short-term investments totaling $26.0 million, offset by the purchase of $891,000 of property and equipment.

         Net cash provided by financing activities for the three months ended March 31, 2002 and 2001 was $118,000 and $421,000, respectively, was due to proceeds from issuance of Common Stock under our employee stock option and purchase plans.

         We have entered into agreements with cable and direct broadcast satellite system operators and other television industry participants, some of whom are related parties, who support Wink-enhanced programming, to share with these entities a portion of revenues, if any, we generate from viewer responses to the Wink Service. These revenue sharing commitments are based upon the level of the commitment the particular participant has made to support the Wink Service. We record the revenue sharing as a charge to revenue sharing and launch fees expense in the period the revenue is recognized. To date, revenue sharing expense has been insignificant.

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

         In February and March 2002, we amended agreements with three related party distribution partners. Based on the terms of the amendments, we have decreased our obligations related to revenue guarantees and system and launch fees. Based on management's estimates of the future obligations that were set forth in the agreements before the amendments, we expect these amendments to save us approximately $22.0 million in cash payments in 2002 and 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached consensus on issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). In November 2001, the EITF reached consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 00-25 and EITF 01-9 require that consideration, including equity instruments, given to a customer should be classified in the vendor's income statement as a reduction of revenue unless the consideration relates to a separable identifiable benefit received from the customer and the fair value of such benefit can be reasonably estimated. The Company typically gives to its distributors various incentives including revenue guarantees, launch funds and warrants. The Company adopted EITF 00-25 and EITF 01-9 in the first quarter of fiscal year 2002. In accordance with the transition guidance, financial statements for prior periods presented for comparative purposes were reclassified to comply with the new income statement presentation requirement which resulted in a reclassification from revenue to revenue sharing and launch fees expense of approximately $1,193,000 for the quarter ended March 31, 2001. The adoption of EITF 00-25 and EITF 01-9 had no impact on the Company's operating loss, net loss or net loss per share.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". The Company adopted SFAS 144 in the quarter ended March 31, 2002. The adoption of SFAS 144 did not have a significant impact on its financial statements.

                                  RISK FACTORS

         THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT CURRENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL COULD ALSO IMPAIR OUR BUSINESS OPERATIONS.

WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES.

         We have a limited operating history, which makes the prediction of future results difficult. We have incurred significant net losses since inception and, at March 31, 2002, had an accumulated deficit of $205.1 million. To date, we have recognized minimal revenue, and our ability to generate revenue is subject to substantial uncertainty. In addition, we currently intend to incur substantial operating expenses to fund additional technological development, sales, marketing, estimated transaction processing and general activities. Also, we have entered into agreements with four cable and direct broadcast satellite system operators and three cable programmers in which we provide minimum revenue guarantees, which we estimate to range from $7.5 million to $8.5 million in 2002. We expect that our total operating expenses, excluding stock compensation charges, for the year ending December 31, 2002 will be $40 to $45 million.

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

OUR BUSINESS IS DEPENDENT UPON CONTENT PROVIDERS, DISTRIBUTORS, ADVERTISERS AND CONSUMERS EMBRACING THE WINK TECHNOLOGY.

         Since our business plan is premised upon the expectation that we will eventually receive the primary portion of our revenue directly from advertisers and merchants, our business will suffer if advertisers and merchants do not create and use Wink-enhanced advertising. Additionally, if the Wink Service is not broadly accepted and promoted by cable and direct broadcast satellite system operators, our business plan will not succeed. These operators may choose not to implement the Wink Service for a variety of reasons. Our success will depend heavily upon broad acceptance of the Wink Service by television viewers. If significant numbers of viewers do not request information or purchase goods and services in response to Wink-enhanced programming and advertising, advertisers and merchants are likely to terminate their use of Wink-enhanced advertising or never adopt the Wink Service. Viewers may not react favorably to Wink Service for various reasons. For example, they may feel it is too complex or they may be concerned about security or privacy issues.

         We do not currently have substantial commitments for advertising. If we are unable to successfully negotiate favorable agreements with our advertisers, our business will suffer.

WE WILL INCUR SUBSTANTIAL LIABILITY IF WINK ENHANCED BROADCASTING FAILS TO GENERATE SUFFICIENT REVENUE TO MEET OUR REVENUE GUARANTEES AND OTHER OBLIGATIONS.

         We have entered into agreements with Microsoft, cable and direct broadcast satellite system operators and other market participants to share with these entities a portion of revenues, if any, we generate from viewer responses to the Wink Service. For four cable and direct broadcast satellite system operators, we have provided a minimum revenue guarantee. These guarantees range from $1 to $3.50 per year per Wink-enabled home. In addition, we have given minimum revenue guarantees to Microsoft ranging from $2 to $4 per year per Wink-enabled device in which Microsoft controls the operating system, application environment and content and data services, in exchange for certain rights to process viewer responses to enhanced television offers. If the Wink Service fails to generate sufficient revenue to meet these minimum revenue guarantees, we will have to pay the difference between the guaranteed amount and the amount actually earned by the operator or Microsoft. We expect the aggregate amount that we will pay under these revenue guarantee arrangements to be between $7.5 million to $8.5 million in 2002.

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

IF BROADCAST AND CABLE NETWORKS DO NOT AIR WINK-ENHANCED ADVERTISEMENTS, WE WILL NOT GENERATE REVENUES FROM ADVERTISERS AND MERCHANTS.

         Because Wink enhancements are only available to viewers of networks that have adopted the Wink Service, we must rely upon networks to air Wink-enhanced advertising and programming in order to execute our business plan. While we have entered into agreements with 27 cable networks and four broadcast networks, these agreements generally commit the networks to use only reasonable efforts to air a specified amount of Wink-enhanced programming and do not require a Wink programming enhancement to be available at all times during this programming. In addition, three of the cable and broadcast networks' agreements to air Wink-enhanced programming have expired, although most continue to air such programming. Moreover, our agreements allow the networks to select the programming to be enhanced at their discretion, and do not require the networks to employ enhanced broadcasting for all types of programming. Our agreements with networks are short-term and generally can be terminated after one year. Some networks can also terminate their agreements with us early upon the occurrence of certain events, including our failure to achieve specific performance requirements. The termination of one or more of these agreements, or our failure to enter into additional agreements and to increase programming commitments substantially, may prevent us from generating sufficient revenues to conduct our business.

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

WE HAVE RELIED UPON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

         We currently derive a significant portion of our revenues from a limited number of customers. In the three months ended March 31, 2002, our three largest customers accounted for 51% of our revenues, and one customer, a related party, accounted for 40% by itself. In the quarter ended March 31, 2001, our three largest customers, accounted for approximately 33% of our revenues. We do not expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods since our business plan is premised upon receiving the primary portion of our revenue directly from several advertisers and merchants. As a result, if we fail to successfully execute our business plan, as it currently exists, sell our products and services to one or more customers in any particular period, or if a large customer purchases fewer of our products or services or terminates its relationship with us, our revenues could decline significantly.

WE HAVE DEPENDED ON ARRANGEMENTS WITH RELATED PARTIES.

         Revenues related to software licenses, engineering and installation services provided to customers who are also holders of our Common Stock represented $36,000 or 3% of our total revenues for the three months ended
March 31, 2002. Additionally, revenue sharing and launch fees to related parties were $2.8 million and $6.4 million or 30% and 41% of total costs for the three months ended March 31, 2002 and 2001, respectively.

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

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES WHEN WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF COMMON STOCK AND WARRANTS.

         In March 2002, we renegotiated agreements with two related party distribution partners whereby we agreed to issue an aggregate of 2.0 million shares of Common Stock in exchange for the reduction of certain future revenue sharing and launch fee liabilities. The value of the Common Stock will be amortized over the estimated economic life of the arrangements with the distribution partners.

         In 2000 and 2001, we entered into agreements with several distribution partners whereby we agreed to issue warrants to purchase up to an aggregate of
1.8 million shares of Common Stock which are exercisable if those distribution partners satisfy certain milestones. The value of the warrants will be estimated using the Black-Scholes model when it becomes probable that the warrants will be earned and will be remeasured until performance is complete. The value of the warrants will be amortized over the estimated economic life of the arrangements with the distribution partners. Currently, none of the performance milestones have been met, and therefore, these warrants are not currently exercisable.

         If the warrants become exercisable, we could be required to record significant non-cash accounting expenses. As a result, we could incur net losses or increased net losses for a given period, which could seriously harm our operating results and stock price.

GENERAL ECONOMIC AND POLITICAL CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

         We are subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the recent economic slowdown in the United States and the terrorist events of September 11, the current state of the economy has worsened and companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11 events in the third quarter and the economic slowdown in the past few quarters with reductions in television advertising activity and the postponement of the advertising campaigns from some of our advertisers. The continued threat of terrorism within the United States, the escalation of military action and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in continuing decline in spending for advertising and media placement, or the suspension of national advertising by major television networks, as occurred during the two weeks following September 11, our business and results of operations could be materially and adversely affected. If the current economic conditions in the United States continue or worsen, or if a wider or global economic slowdown occurs, we may fall short of our revenue expectations for any given quarter of 2002 or for the entire year. These conditions would seriously harm our operating results and stock price.

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

         o the timing of the change, if any, in the basis of our relationships with advertisers and merchants from a fixed flat fee arrangement to a fee-per-transaction or report arrangement; and

         o the effect of stock-based incentives provided to various industry participants.

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

THE FAILURE OF THE WINK RESPONSE NETWORK TO PERFORM EFFECTIVELY AND RELIABLY WILL AFFECT OUR ABILITY TO EARN TRANSACTION FEE REVENUES.

         An essential part of our strategy is the generation of high volumes of commercial transaction traffic through the Wink Response Network, in conjunction with related information systems at broadcast and cable networks, cable and direct broadcast satellite system operators, advertisers and merchants. Consequently, the inability by us or our strategic partners, to operate and maintain the required transaction-processing systems and associated infrastructure for the Wink Response Network or the subsequent occurrence of significant system interruptions or errors, would affect our ability to:

         o        consistently execute viewer response transactions;

         o        maintain satisfactory levels of customer service; and

         o attract and retain strategic relationships in the television industry.

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

         A number of companies are developing system software for the general interactive television market, including Liberate Technologies, OpenTV and Canal Plus. OpenTV and Canal Plus already offer certain products with features similar to the Wink Service. Many of these competitors have the support of, or relationships with, industry participants with which we also have relationships, which could adversely affect the extent of support these market participants give to the Wink Service. In addition, there also are a number of interactive system providers that have developed proprietary software and hardware for adding interactivity to existing television technologies, including Worldgate Communications, AOL TV, ACTV and MetaTV. In addition, one or more of these entities or smaller companies might choose to pursue hardware-independent, cross-platform opportunities directly competitive with the Wink Service. If we are not able to compete successfully against current or future competitors, our business, operating results and financial condition will be materially adversely effected.

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

         Also, many of the agreements with our customers contain an indemnification obligation, which could be triggered in the event that a customer is named in an infringement suit involving any of our products that are incorporated in our customer's products or service. For example, on December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC ("PMC") alleging that DirecTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Philips Electronics North America, Inc., are willfully infringing certain claims of seven United States Patents owned by PMC. Though we are not a defendant in the suit, PMC is currently alleging certain of our products, in combination with the defendants' products infringe PMC's patents. If it is determined that our products infringe any of the asserted claims, our business and financial performance may be adversely affected. If it is determined that we are obligated to indemnify any of the defendants in this matter, our business and financial performance may be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Sensitivity. Our exposure to market risk for interest rate changes relates primarily to our short-term investment portfolio. We had no derivative financial instruments as of March 31, 2002 or December 31, 2001. We invest our marketable securities in accordance with our investment policy and maintain our portfolio in the form of managed investment accounts comprised of money market accounts, corporate bonds and government bonds and notes. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The primary objective of our portfolio is to maintain proper liquidity to meet the operating needs of the business. Our policy specifies credit quality standards for the investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average maximum maturity of the portfolio is based on the Lehman 1-3 index.

         The fair value of our investments are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2002, we believe the fair value of the portfolio would decline by an immaterial amount. If interest rates were to fall by 100 basis points, our interest income would fluctuate by an immaterial amount.

         Foreign Currency Exchange Risk. The principal portion of business is in the United States. Additionally, contracts we have entered into with companies headquartered in foreign countries have primarily been denominated in U.S. dollars. We may be subject to exposure in the future from our Canadian distribution partners because certain Canadian contracts are denominated in Canadian dollars. To date, we have not received significant revenues or incurred significant expenses with our Canadian distribution partners.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         On December 4, 2000, a suit was filed in the United States District Court for the District of Delaware by Pegasus Development Corporation and Personalized Media Communications, LLC ("PMC") alleging that DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America, Inc., are willfully infringing certain claims of seven U.S. Patents assigned to or licensed by PMC. Though we are not a defendant in the suit, PMC may allege certain of our products, in combination with the products provided by the defendants, infringe PMC's patents. Our agreements with each of the defendants include indemnification obligations that may be triggered by the litigation. If it is determined that we are obligated to defend any defendant in this matter, our business and financial performance may be adversely affected. If it is determined that our products infringe any of the asserted claims, our business and financial performance may be adversely affected.

         We believe we have meritorious defenses and plan to vigorously defend ourselves in the matters filed against us, and while the results of such litigation and claims cannot be predicted with certainty, we believe that the resolution of each matter will not have a material adverse effect on our financial position, results of operations or on our cash flows.

ITEM 2. CHANGES IN SECURITIES

         On March 7, 2002 and March 11, 2002, we agreed to issue an aggregate of two million shares of our Common Stock to two related party distribution partners in exchange for an amendment to our agreements with such parties, which reduced our obligations related to revenue guarantees and system and launch fees. The transactions were exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof.

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

                                       WINK COMMUNICATIONS, INC.
                                       (Registrant)

                                       By: /s/ TIMOTHY TRAVAILLE
                                           -------------------------------------
                                           Executive Vice President
                                           (Duly Authorized Officer and
                                           Principal Financial and Accounting
                                           Officer)

Date: May 10, 2002