Form 10-Q
period 2002-06-30
WINK COMMUNICATIONS INC
filed 2002-08-14
CIK 1062157

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 000-26655

                              --------------------

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

                                 Yes |X| No |_|

         The number of shares of the Registrant's Common Stock outstanding as of July 31, 2002 was 33,317,299.

================================================================================

                                      INDEX

                                                                            PAGE

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements.........................................  3

              Condensed Balance Sheets.....................................  3

              Condensed Statements of Operations...........................  4

              Condensed Statements of Cash Flows...........................  5

              Notes to Condensed Financial Statements......................  6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................... 10

              Risk Factors................................................. 17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk... 22

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings............................................ 23

Item 2.       Changes in Securities........................................ 23

Item 3.       Defaults Upon Senior Securities.............................. 23

Item 4.       Submission of Matters to a Vote of Security Holders.......... 24

Item 5.       Other Information............................................ 24

Item 6.       Exhibits and Reports on Form 8-K............................. 24

Signature.................................................................. 26

                            WINK COMMUNICATIONS, INC.

                            CONDENSED BALANCE SHEETS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      2002              2001
                                                                                      ----              ----
                                                                                  (UNAUDITED)
                                                       ASSETS
Current Assets:
   Cash and cash equivalents ...............................................      $     20,198      $      20,513
   Short-term investments ..................................................            33,394             57,434
   Accounts receivable - related parties, net ..............................             1,635              2,527
   Accounts receivable - third parties, net ................................               619                670
   Prepaid expenses - related parties ......................................             2,778                615
   Prepaid expenses and other current assets ...............................               474                965
                                                                                  ------------      -------------
      Total current assets .................................................            59,098             82,724
Property and equipment, net ................................................             1,790              2,090
Deferred charges and other assets - related parties, net ...................             3,043                287
Other assets ...............................................................             1,614              1,292
                                                                                  ------------      -------------
                                                                                  $     65,545      $      86,393
                                                                                  ============      =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ........................................................      $      1,180      $       1,237
   Accrued liabilities .....................................................             1,913              3,080
   Due to related parties ..................................................             5,208             14,081
   Deferred fees - related parties .........................................             3,796              1,273
   Deferred revenue - related parties ......................................               403                519
   Deferred revenue - third parties ........................................               453                679
                                                                                  ------------      -------------
      Total current liabilities ............................................            12,953             20,869
                                                                                  ------------      -------------
Stockholders' Equity:
   Common Stock, $0.001 par value; 100,000 shares authorized;
      33,317 and 31,205 shares issued and outstanding ......................                34                 31
   Additional paid-in capital ..............................................           269,719            267,022
   Stockholders' notes receivable ..........................................            (1,295)            (1,291)
   Unearned compensation ...................................................            (2,195)            (3,064)
   Accumulated deficit .....................................................          (213,618)          (197,327)
   Accumulated other comprehensive (loss) income ...........................               (53)               153
                                                                                  ------------      -------------
      Total stockholders' equity ...........................................            52,592             65,524
                                                                                  ------------      -------------
                                                                                  $     65,545      $      86,393
                                                                                  ============      =============


            See accompanying notes to condensed financial statements.

                            WINK COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                                      --------                       ---------
                                                                2002            2001              2002          2001
                                                                ----            ----              ----          ----

Revenues:
    Licenses - related parties.......................     $         361    $         13    $         537   $          59
    Licenses - third parties ........................               210             237              425             624
    Services - related parties ......................                18             100              300             151
    Services - third parties ........................               422             457              796             484
                                                          -------------    ------------    -------------   -------------
       Total revenues ...............................             1,011             807            2,058           1,318
                                                          -------------    ------------    -------------   -------------

Costs and expenses:
    Revenue sharing and launch fees - related
       parties.......................................             3,303           4,045            6,132          10,427
    Revenue sharing and launch fees - third parties..                36           2,858              356           3,236
    Sales and marketing .............................             1,348           2,632            2,714           4,706
    Operating........................................             1,794           2,395            3,838           5,197
    Product development..............................             1,933           2,451            3,921           4,874
    General and administrative ......................             1,356           1,449            2,375           2,797
                                                          -------------    ------------    -------------   -------------
       Total costs and expenses .....................             9,770          15,830           19,336          31,237
                                                          -------------    ------------    -------------   -------------
Loss from operations ................................            (8,759)        (15,023)         (17,278)        (29,919)
Interest income and other, net.......................               290             589              987           2,863
                                                          -------------    ------------    -------------   -------------
Net loss ............................................     $      (8,469)   $    (14,434)   $     (16,291)  $     (27,056)
                                                          =============    ============    =============   =============

Net loss per share:
    Basic and diluted................................     $       (0.25)   $      (0.46)   $       (0.50)   $      (0.87)
    Weighted average shares used in computing
       both basic and diluted net loss per share.....            33,282          31,136           32,534          31,096




            See accompanying notes to condensed financial statements.

                            WINK COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                                --------
                                                                                            2002         2001
                                                                                            ----         ----
Cash flows from operating activities:
   Net loss ........................................................................    $  (16,291)   $   (27,056)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property and equipment ......................           547          1,164
      Amortization of deferred charges and other assets ............................            28          4,768
      Stock-based compensation expense .............................................         1,282          6,773
      Loss on equity investment ....................................................            --          1,221
      Allowance for doubtful accounts...............................................           280             --
      Changes in assets and liabilities:
         Accounts receivable - related parties .....................................           632          2,556
         Accounts receivable - third parties .......................................            31            (93)
         Prepaid expenses - related parties ........................................        (2,163)            --
         Prepaid expenses and other current assets .................................           491            902
         Deferred charges and other assets - related parties .......................          (658)        (7,231)
         Other assets ..............................................................          (322)        (2,899)
         Accounts payable ..........................................................           (57)          (197)
         Accrued liabilities .......................................................        (1,167)          (725)
         Due to related parties ....................................................        (8,873)           377
         Deferred fees - related parties ...........................................         2,523           (828)
         Deferred revenue - related parties ........................................          (116)            20
         Deferred revenue - third parties ..........................................          (226)          (280)
                                                                                        -----------   -----------
Net cash used in operating activities ..............................................       (24,059)       (21,528)
                                                                                        ----------    -----------
Cash flows from investing activities:
   Net proceeds from sales of short-term investments ...............................        23,834         25,977
   Purchase of property and equipment ..............................................          (247)        (1,350)
                                                                                        ----------    -----------
Net cash provided by investing activities ..........................................        23,587         24,627
                                                                                        ----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of Common Stock ..........................................           157            430
                                                                                        ----------    -----------
Net cash provided by financing activities ..........................................           157            430
                                                                                        ----------    -----------
Net (decrease) increase in cash and cash equivalents ...............................          (315)         3,529
Cash and cash equivalents at beginning of period ...................................        20,513         22,093
                                                                                        ----------    -----------
Cash and cash equivalents at end of period .........................................    $   20,198    $    25,622
                                                                                        ==========    ===========

Schedule of supplemental non-cash investing and financing activities:
Repurchase of Common Stock and cancellation of related
   stockholder note receivable .....................................................    $       --    $     1,208
                                                                                        ==========    ===========
Common Stock issued for services ...................................................    $       --    $       585
                                                                                        ==========    ===========
Common Stock issued to related party distribution partners .........................    $    2,540    $        --
                                                                                        ==========    ===========



            See accompanying notes to condensed financial statements.

                            WINK COMMUNICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

         Wink Communications, Inc. (the "Company") was incorporated in California on October 7, 1994 and reincorporated in Delaware on August 12, 1999. The Company offers an enhanced television broadcasting system that adds interactivity and electronic commerce opportunities to traditional television programming and advertising.

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management they reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information. The condensed balance sheet data as of December 31, 2001 is derived from the audited financial statements as of and for the year then ended and does not include all notes and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim period ended June 30, 2002, are not necessarily indicative of results to be expected for the full year or any other period.

         The Company and Liberty Broadband Interactive Television, Inc. ("LBIT") announced on June 24, 2002, the execution of a definitive merger agreement whereby LBIT will acquire all of the outstanding common stock of the Company. Under the terms of the agreement, Company stockholders will receive $3.00 in cash for each share of Company common stock. The Company filed a proxy statement relating to this transaction with the Securities and Exchange Commission on July 19, 2002 and mailed that proxy statement to its stockholders on July 22, 2002.The special shareholder meeting to vote on adoption of the merger agreement is scheduled for August 19, 2002. The Company anticipates that the merger will be completed before September 30, 2002.

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

                            WINK COMMUNICATIONS, INC.

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                                 --------                             --------
                                                           2002             2001                2002            2001
                                                           ----             ----                ----            ----
Numerator:
    Net loss.........................................   $    (8,469)   $      (14,434)     $     (16,291)  $     (27,056)
                                                        ===========    ==============      =============   =============
Denominator:
    Weighted average shares..........................        33,282            31,140             32,534          31,102
    Weighted average unvested common
       shares subject to repurchase..................            --                (4)                --              (6)
                                                        -----------    --------------      -------------   -------------
Denominator for basic and diluted....................        33,282            31,136             32,534          31,096
                                                        ===========    ==============      =============   =============
Net loss per share:
    Basic and diluted................................   $     (0.25)   $        (0.46)     $       (0.50)  $       (0.87)
                                                        ===========    ==============      =============   =============




         Outstanding potential shares excluded from the determination of diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                                   --------
                                                           2002             2001
                                                           ----             ----

Common Stock options.................................         2,460        5,847
Common Stock warrants................................         5,946        6,048
Common Stock subject to repurchase...................            --            5
                                                          ---------    ---------
         Total.......................................         8,406       11,900
                                                          =========    =========


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). In November 2001, the EITF reached consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 00-25 and EITF 01-9 require that consideration, including equity instruments, given to a customer should be classified in the vendor's income statement as a reduction of revenue unless the consideration relates to a separable identifiable benefit received from the customer and the fair value of such benefit can be reasonably estimated. The Company typically gives to its distributors various incentives including revenue guarantees, launch funds and warrants. The Company adopted EITF 00-25 and EITF 01-9 in the first quarter of fiscal year 2002. In accordance with the transition guidance, financial statements for prior periods presented for comparative purposes were reclassified to comply with the new income statement presentation requirement which resulted in a reclassification from revenue to revenue sharing and launch fees expense of approximately $1.4 million and $2.6 million for the three and six months ended June 30, 2001, respectively. The adoption of EITF 00-25 and EITF 01-9 had no impact on the Company's operating loss, net loss or net loss per share.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of SFAS 146 on its financial statements.

NOTE 4 - DEFERRED FEES - RELATED PARTIES

         Deferred fees - related parties represent billings to related party customers for the purchase of our products and/or services derived from arrangements which are required to be accounted for under the guidance of EITF 00-25 and EITF 01-9. Accordingly, such billings are being amortized as a contra-expense over the remaining life of the contract.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The primary differences between net loss and comprehensive loss is due to the unrealized gains or losses on available-for-sale securities. Comprehensive loss for the three and six months ended June 30, 2002 was $8.0 million and $16.5 million, respectively, as compared to a reported net loss of $8.5 million and $16.3 million. Comprehensive loss for the three and six months ended June 30, 2001 was $15.7 million and $28.8 million, respectively, as compared to a reported net loss of $14.4 million and $27.1 million.

NOTE 6 - RELATED PARTY TRANSACTIONS

         In June 2002, the Company amended the agreement with one of its related party distribution partners. Based on the terms of the amendment, the Company eliminated its obligation related to launch fees. As a result of the amendment, the Company waived certain rights to future advertising, which was prepaid, and provided for payment of future marketing development funds.

NOTE 7 - CONCENTRATION

         At June 30, 2002, two related party customers accounted for 44% and 12% of the net accounts receivable balance, respectively. During the three and six months ended June 30, 2002, transactions with a related party accounted for 25% and 33% of the Company's total revenues, respectively.

                            WINK COMMUNICATIONS, INC.

NOTE 8 - STOCK OPTION EXCHANGE PROGRAM

         In December 2001, the Company offered the Offer to Exchange Certain Outstanding Options for New Options (the "New Offer Program"). The New Offer Program offered current Company employees with stock options granted under either the 1994 or 1999 Plan the opportunity to tender certain granted options, with an exercise price of at least $4.25 per share, in exchange for the Company's promise to grant replacement options at an exercise price equal to the closing price of the Company's Common Stock on the Nasdaq National Market on July 31, 2002. Generally, for every three options that an employee tendered to the Company, he or she received a promise from the Company to grant two options on or about July 31, 2002; the share ratio could vary depending on the grant date of the tendered option. The New Offer Program, which expired on January 28, 2002, resulted in the cancellation of 3,092,000 options at a weighted average exercise price of $11.50 per share and the grant of 1,781,000 options at $2.96 per share. The new options have terms and conditions that are substantially the same as those of the cancelled options. The New Offer Program did not result in any additional compensation charges or variable plan accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements within the meaning of the federal securities laws, particularly statements referencing future sources of revenue, the expected increase in the number of Wink-enabled households and the expected increase in revenue sharing and launch fees as well as trends in other costs and expenses. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar importance are intended to identify such forward-looking statements. These forward-looking statements are based on current expectations as of the date of the filing of this Form 10-Q only and involve risks and uncertainties. Actual results may differ materially from those expressed or forecasted in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, the fact that there is no certainty that the proposed merger with LBIT will be consummated, economic and advertising market variables, the rate in which Wink Enhanced Broadcasting is deployed and acceptance of Wink Enhanced Broadcasting by consumers, those risks and uncertainties set forth in this discussion under "Risk Factors" and other risks detailed from time to time in reports filed with the Securities and Exchange Commission. In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K"). The following discussion should be read in conjunction with the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

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

         Recent Developments. We and Liberty Broadband Interactive Television, Inc. ("LBIT") announced on June 24, 2002, the execution of a definitive merger agreement whereby LBIT will acquire all of our outstanding Common Stock. Under the terms of the agreement, our stockholders will receive $3.00 in cash for each share of our Common Stock. We filed a proxy statement relating to this transaction with the Securities and Exchange Commission on July 19, 2002 and mailed that proxy statement to our stockholders on July 22, 2002. The special shareholder meeting to vote on adoption of the merger agreement is scheduled for August 19, 2002. We anticipate that the merger will be completed before September 30, 2002, after which we would operate as a wholly-owned subsidiary of LBIT. The merger is subject to approval by our stockholders and other customary closing conditions. Investors and security holders may obtain more detailed information regarding the proposed merger by reading the proxy statement referred to above.

         Sources of Revenue and Business Plan. Through June 30, 2002, our revenues have been primarily derived from license fees for the use of the Wink software and non-recurring and consulting engineering and installation services under agreements to integrate the Wink technology with various set-top boxes. Our business plan is to derive the primary portion of our future revenues from the Wink Response Network by charging transaction fees to advertisers, merchants and broadcast network and cable programmers for each information request or purchase order obtained from viewers who respond to Wink Enhanced Broadcasting and to provide data analysis and reporting services related to those responses. The Wink Response Network was activated on a limited basis in the second half of 1998. For the six months ended June 30, 2002, 30% of our total revenues were derived from interactive advertising using the Wink Response Network, in the form of transactions, reports and sponsorship fees. However, the majority of the revenues we have earned from advertisers and merchants utilizing the Wink Response Network prior to the six months ended June 30, 2002 have been related to charter advertising agreements that provide for a flat fee to be paid in lieu of transaction fees. These fees have been recognized ratably over the life of the advertising agreement, generally one year. We have also entered into agreements with advertisers and merchants that will pay fees on a transaction fee and report basis, and we expect to enter into more of these agreements in the future. We also launched dedicated interactive and virtual channels in 2001 and have begun to derive revenue from sales of products on these channels. The revenue earned from these channels was insignificant for the six months ended June 30, 2002.

         Due to the downturn in the economy, specifically in the advertising industry, we have not experienced the significant increase in transaction and reporting fees we had expected. In addition, we do not currently have substantial commitments from advertisers. To date, a significant portion of our revenue has been derived from non-recurring consulting engineering and installation services in addition to license fees. Non-recurring consulting engineering projects are a result of specific customer requests and therefore there is no assurance we will obtain revenue-producing engineering projects in the future. See "Risk Factors".

         Revenue Sharing and Launch Fees. Revenue sharing and launch fees include the distribution costs related to our agreements with cable and satellite system operators, broadcast network and cable programmers and other market participants to deploy the Wink Service to their subscribers and viewers. Because the revenue guarantees and marketing and launch funds are contingent upon households deployed with the Wink Service or the commercial launch of the Wink Service by a distributor, where applicable, we are obligated to pay the revenue guarantees and marketing and launch funds regardless of whether any revenue is earned from transaction fees or data analysis and reporting services. See "Liquidity and Capital Resources" and "Risk Factors" below. While we believe that the number of Wink-enabled households will continue to increase in the future, we do not believe revenue sharing and launch fees expenses will increase, because we amended three of our significant distribution partner agreements to decrease future payments of revenue guarantees and marketing deployment funds in the first half of 2002. See "Liquidity and Capital Resources" section below. We have also significantly decreased future amortization of deferred charges and unearned compensation related to warrants as a result of the impairment charge taken in the fourth quarter of 2001.

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

         We have incurred net losses since inception and, at June 30, 2002, had an accumulated deficit of $213.6 million. We may never achieve favorable operating results or profitability. See "Risk Factors --We have a history of losses and expect future losses."

RESULTS OF OPERATIONS

         Since inception, we have been engaged primarily in the development and licensing of the Wink Service. Accordingly, our historical results of operations may not be indicative of and should not be relied upon as an indicator of future performance.

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

         Total revenues increased 25% to $1.0 million for the three months ended June 30, 2002, compared to $807,000 for the three months ended June 30, 2001. The increase resulted primarily from an increase in license revenue of $321,000. During the three months ended June 30, 2002, transactions with a related party accounted for 25% of our total revenues.

COSTS AND EXPENSES

         Total costs and expenses decreased 38% to $9.8 million for the three months ended June 30, 2002, compared to $15.8 million for the three months ended June 30, 2001. The $6.0 million decrease was primarily a result of a reduction in the amortization of deferred charges and unamortized compensation for warrants related to distribution agreements as a result of the impairment charge recorded in the fourth quarter of 2001, expense management and decreased revenue guarantees and launch fees due to the amendment of three distribution partner agreements.

         Costs and expenses include non-cash charges for stock-based compensation and warrant amortization as follows (in thousands):

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                                 --------
                                                                                           2002             2001
                                                                                           ----             ----
Revenue sharing and launch fees - related parties................................    $        414         $      2,848
Sales and marketing..............................................................             198                  263
Product development..............................................................             118                  121
General and administrative.......................................................             118                  121
                                                                                     ------------         ------------
                                                                                     $        848         $      3,353
                                                                                     ============         ============

         Revenue Sharing and Launch Fees. Total revenue sharing and launch fees decreased 52% to $3.3 million for the three months ended June 30, 2002, from $6.9 million for the three months ended June 30, 2001. The decrease was primarily due to a $2.4 million decrease in the amortization of unearned compensation related to warrants as a result of the impairment charge recorded in the fourth quarter of 2001 and decreased revenue guarantees and launch fees due to the amendment of three distribution partner agreements.

         Sales and Marketing. Sales and marketing expense decreased 49% to $1.3 million for the three months ended June 30, 2002, from $2.6 million for the three months ended June 30, 2001. The decrease was primarily due to decreases in advertising costs related to launching the Wink Service, decreases in consulting expenses as part of our expense management efforts and decreases in personnel-related costs.

         Operating. Operating expense decreased 25% to $1.8 million for the three months ended June 30, 2002, from $2.4 million for the three months ended June 30, 2001. The decrease was primarily due to a decrease in depreciation expense as a result of the impairment charge recorded in the fourth quarter of 2001, as well as decreases in personnel-related costs as part of our expense management efforts.

         Product Development. Product development expense decreased 21% to $1.9 million for the three months ended June 30, 2002, from $2.5 million for the three months ended June 30, 2001. The decrease was due to decreased engineering and product development personnel costs and the use of fewer consultants and temporary employees for product development and testing to enhance and support the Wink Service compared to the second quarter of 2001.

         General and Administrative. General and administrative expense was relatively flat with a decrease of 6% or $93,000 to $1.4 million for the three months ended June 30, 2002. The small decrease was primarily related to decreases in personnel-related costs as part of our expense management efforts, offset by an increase in our allowance for doubtful accounts of $280,000, primarily due to the bankruptcy filing of Adelphia Communications Corporation, one of our distribution partners.

         Interest Income and Other, Net. Interest income and other, net, decreased 51% to $290,000 for the three months ended June 30, 2002, from $589,000 for the three months ended June 30, 2001. This decrease was primarily due to a $1.5 million decrease in interest income due to lower interest rates and lower average cash and short-term investment balances for the three months ended June 30, 2002, offset by the write-off of an equity investment in a private technology company totaling $1.2 million in the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

         Total revenues increased 56% to $2.1 million for the six months ended June 30, 2002, compared to $1.3 million for the six months ended June 30, 2001. The increase in 2002 resulted primarily from an increase in service revenue of $461,000, or 73%. The increase in service revenue was primarily due to engineering consulting and Wink Response Network related services provided to third parties totaling $796,000 for the six months ended June 30, 2002, a $312,000 increase over the $484,000 recognized for similar services provided in the six months ended June 30, 2001. Related party service revenues, which is comprised of engineering consulting and installation services, increased $149,000 over the same period last year. During the six months ended June 30, 2002, license revenues increased by a total of $279,000, or 41%, compared to the same period in the prior year primarily due to an increase in Wink Server license fees earned in 2002. During the six months ended June 30, 2002, transactions with a related party accounted for 33% of our total revenues.

COSTS AND EXPENSES

         Total costs and expenses decreased 38% to $19.3 million for the six months ended June 30, 2002, compared to $31.2 million for the six months ended June 30, 2001. The $11.9 million decrease was primarily a result of a $7.2 million dollar decrease in revenue sharing and launch fees, due to a reduction in the amortization of deferred charges and unamortized compensation for warrants related to distribution agreements as a result of the impairment charge recorded in the fourth quarter of 2001, expense management and a decrease in revenue sharing and launch fees, due to the amendment of three distribution partner agreements.

         Costs and expenses include non-cash charges for stock compensation and warrant amortization as follows (in thousands):

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                                 --------
                                                                                          2002               2001
                                                                                          ----               ----
Revenue sharing and launch fees - related parties...............................   $             414    $     5,835
Sales and marketing ............................................................                 396            474
Product development.............................................................                 236            242
General and administrative......................................................                 236            222
                                                                                   -----------------    -----------
                                                                                   $           1,282    $     6,773
                                                                                   =================    ===========


         Revenue Sharing and Launch Fees. Revenue sharing and launch fees decreased $7.2 million to $6.5 million for the six months ended June 30, 2002, from $13.7 million for the six months ended June 30, 2001. The decrease is primarily due to a $5.4 million decrease in the amortization of unearned compensation related to warrants as a result of the impairment charge recorded in the fourth quarter of 2001 and decreased revenue guarantees and launch fees due to the amendment of three distribution partner agreements.

         Sales and Marketing. Sales and marketing expense decreased 42% to $2.7 million for the six months ended June 30, 2002 from $4.7 million for the six months ended June 30, 2001. The decrease was primarily due to decreases in advertising costs related to launching the Wink Service, decreases in consulting expenses as part of our expense management efforts and decreases in personnel-related costs.

         Operating. Operating expense decreased 26% to $3.8 million for the six months ended June 30, 2002, from $5.2 million for the six months ended June 30, 2001. The decrease was primarily due to a decrease in depreciation expense as a result of the impairment charge recorded in the fourth quarter of 2001, as well as decreases in personnel-related costs as part of our expense management efforts.

         Product Development. Product development expense decreased 20% to $3.9 million for the six months ended June 30, 2002, from $4.9 million for the six months ended June 30, 2001. The decrease was due to decreased engineering and product development personnel costs and the use of fewer consultants and temporary employees for product development and testing to enhance and support the Wink Service compared to the second half of 2001.

         General and Administrative. General and administrative expense decreased 15% to $2.4 million for the six months ended June 30, 2002, from $2.8 million for the six months ended June 30, 2001. The decrease was primarily related to a lower personnel-related costs as a result of our expense management efforts.

         Interest and Other Income, Net. Interest and other income, net decreased 66% to $987,000 for the six months ended June 30, 2002, from $2.9 million for the six months ended June 30, 2001. This decrease was primarily due to a $3.2 million decrease in interest income due to lower interest rates and lower average cash and short-term investment balances for the three months ended June 30, 2002, offset by the write-off of an equity investment in a private technology company totaling $1.2 million in the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our activities largely through the sale of equity securities. Prior to the initial public offering, we raised an aggregate of $104.5 million through various sales of Preferred Stock. In August 1999, we raised net proceeds of approximately $77.3 million from our initial public offering of Common Stock. We had $53.6 million of cash, cash equivalents and short-term investments at June 30, 2002.

         Net cash used in operating activities totaled $24.0 million and $21.5 million for the six months ended June 30, 2002 and 2001, respectively, primarily as a result of our net losses and prepaid distribution costs, offset in part by non-cash charges for stock-based compensation and depreciation in both quarters.

         Net cash provided by investing activities totaled $23.6 million for the six months ended June 30, 2002 and was attributable to the net proceeds from sales of short-term investments totaling $23.8 million, offset by the acquisition of $247,000 of property and equipment. Net cash provided in investing activities totaled $24.6 million for the six months ended June 30, 2001, and was attributable to the net proceeds from sales of short-term investments totaling $26.0 million, offset by the purchase of $1.4 million of property and equipment.

         Net cash provided by financing activities for the six months ended June 30, 2002 and 2001 was $157,000 and $430,000, respectively, and was due to proceeds from issuance of Common Stock under our employee stock option and purchase plans.

         We have entered into agreements with cable and direct broadcast satellite system operators and other television industry participants, some of whom are related parties, who support Wink-enhanced programming, to share with these entities a portion of our revenues, if any, we generate from viewer responses to the Wink Service. These revenue sharing commitments are based upon the level of commitment the particular participant has made to support the Wink Service. We record the revenue sharing as a charge to revenue sharing and launch fees expense in the period the revenue is recognized. To date, revenue sharing expense has been insignificant.

         For certain cable and direct broadcast satellite system operators and cable programmers, including related parties, we have also provided minimum revenue guarantees. If the Wink Service fails to generate sufficient revenue to meet the revenue guarantees, we are obligated to pay the difference between the guaranteed amount and the amount actually earned. Such revenue guarantees will be recognized in the period incurred which we estimate to range from $7.5 million to $8.5 million in 2002. We have also agreed to provide marketing and launch funds to a number of cable and direct broadcast satellite system operators, contingent upon the commercial launch of the Wink Service or the number of households deployed, including in some cases a per household fee, of up to $1.00. We expect the aggregate amount that we will pay for launch and marketing funds to be between $3.5 million to $4.0 million in 2002.

         In six months ended June 30, 2002, we amended agreements with three related party distribution partners. Based on the terms of the amendments, we have decreased our obligations related to revenue guarantees and system and launch fees. Based on management's estimates of the future obligations that were set forth in the agreements before the amendments, we expect these amendments to save us approximately $26.0 million in cash payments in 2002 and 2003.

         We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our currently anticipated business requirements, including capital expenditures and strategic operating programs, for at least the next 12 months. Thereafter, if our merger with LBIT is not successfully completed, and if necessary, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached consensus on issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). In November 2001, the EITF reached consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"). EITF 00-25 and EITF 01-9 require that consideration, including equity instruments, given to a customer should be classified in the vendor's income statement as a reduction of revenue unless the consideration relates to a separable identifiable benefit received from the customer and the fair value of such benefit can be reasonably estimated. We typically give to our distributors various incentives including revenue guarantees, launch funds and warrants. We adopted EITF 00-25 and EITF 01-9 in the first quarter of fiscal year 2002. In accordance with the transition guidance, financial statements for prior periods presented for comparative purposes were reclassified to comply with the new income statement presentation requirement which resulted in a reclassification from revenue to revenue sharing and launch fees expense of approximately $1.4 million and $2.6 million for the quarter and six months ended June 30, 2001. The adoption of EITF 00-25 and EITF 01-9 had no impact on the Company's operating loss, net loss or net loss per share.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". We adopted SFAS 144 in the quarter ended March 31, 2002. The adoption of SFAS 144 did not have a significant impact on its financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are currently assessing the impact of SFAS 146 on our financial statements.

                                  RISK FACTORS

         THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT CURRENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL COULD ALSO IMPAIR OUR BUSINESS OPERATIONS.

WE EXPECT TO INCUR SUBSTANTIAL OPERATING AND NET LOSSES.

         We have a limited operating history, which makes the prediction of future results difficult. We have incurred significant net losses since inception and, at June 30, 2002, had an accumulated deficit of $213.6 million. To date, we have recognized minimal revenue, and our ability to generate revenue is subject to substantial uncertainty. In addition, we currently intend to incur substantial operating expenses to fund additional technological development, sales, marketing, estimated transaction processing and general activities. Also, we have entered into agreements with three cable and direct broadcast satellite system operators and three cable programmers in which we provide minimum revenue guarantees, which we estimate to range from $7.5 million to $8.5 million in 2002. We expect that our total operating expenses, excluding stock compensation charges, for the year ending December 31, 2002 will be $40 million to $45 million.

OUR LIMITED OPERATING HISTORY AND THE EMERGING MARKET FOR INTERACTIVE TELEVISION MAKE OUR FUTURE FINANCIAL RESULTS UNPREDICTABLE.

         Since our inception, we have not had a profitable quarter and may never achieve or sustain profitability. Although our revenues increased for each of the last three years, we may not be able to sustain our historical revenue growth rates. We also expect to continue to incur significant revenue sharing and launch fees and product development expenses and increasing sales and marketing expenses. In addition, a significant amount of our revenues have been derived from software license fees, installation and non-recurring engineering consulting services provided by us and not from transaction fees paid by advertisers, merchants and network and cable programmers in conjunction with Wink-enhanced advertising and in-show commerce opportunities. If we are to achieve profitability given our planned expenditure levels, we will need to generate and sustain substantially increased transaction fees, reporting fees and license and royalty revenues; however, our future revenue prospects, particularly those derived from viewer response activities, are subject to a high degree of uncertainty. As a result, we expect to incur significant and increasing losses and negative cash flows for the foreseeable future.

OUR BUSINESS IS DEPENDENT UPON CONTENT PROVIDERS, DISTRIBUTORS, ADVERTISERS AND CONSUMERS EMBRACING THE WINK TECHNOLOGY.

         Since our business plan is premised upon the expectation that we will eventually receive the primary portion of our revenue directly from advertisers and merchants, our business will suffer if advertisers and merchants do not create and use Wink-enhanced advertising. Additionally, if the Wink Service is not broadly accepted and promoted by cable and direct broadcast satellite system operators, our business plan will not succeed. These operators may choose not to implement the Wink Service for a variety of reasons. Our success will depend heavily upon broad acceptance of the Wink Service by television viewers. If significant numbers of viewers do not request information or purchase goods and services in response to Wink-enhanced programming and advertising, advertisers and merchants are likely to terminate their use of Wink-enhanced advertising or never adopt the Wink Service. Viewers may not react favorably to Wink Service for various reasons. For example, they may feel it is too complex, or they may be concerned about security or privacy issues.

         We do not currently have substantial commitments for advertising. If we are unable to successfully negotiate favorable agreements with our advertisers, our business will suffer.

WE WILL INCUR SUBSTANTIAL LIABILITY IF WINK ENHANCED BROADCASTING FAILS TO GENERATE SUFFICIENT REVENUE TO MEET OUR REVENUE GUARANTEES AND OTHER OBLIGATIONS.

         We have entered into agreements with Microsoft, cable and direct broadcast satellite system operators and other market participants to share with these entities a portion of revenues, if any, we generate from viewer responses to the Wink Service. For three cable and direct broadcast satellite system operators, we have provided a minimum revenue guarantee. These guarantees range from $1 to $2.50 per year per Wink-enabled home. In addition, we have given minimum revenue guarantees to Microsoft ranging from $2 to $4 per year per Wink-enabled device in which Microsoft controls the operating system, application environment and content and data services, in exchange for certain rights to process viewer responses to enhanced television offers. If the Wink Service fails to generate sufficient revenue to meet these minimum revenue guarantees, we will have to pay the difference between the guaranteed amount and the amount actually earned by the operator or Microsoft. We expect the aggregate amount that we will pay under these revenue guarantee arrangements to be between $7.5 million to $8.5 million in 2002.

         We have also agreed to provide launch and marketing funds to a number of cable and direct broadcast satellite system operators and other market participants, contingent upon the commercial launch of the Wink Service, of up to $1 per household. We expect the aggregate amount that we will pay for launch and marketing funds to be between $3.5 million to $4.0 million in 2002.

IF BROADCAST AND CABLE NETWORKS DO NOT AIR WINK-ENHANCED ADVERTISEMENTS, WE WILL NOT GENERATE REVENUES FROM ADVERTISERS AND MERCHANTS.

         Because Wink enhancements are only available to viewers of networks that have adopted the Wink Service, we must rely upon networks to air Wink-enhanced advertising and programming in order to execute our business plan. While we have entered into agreements with 30 cable networks and four broadcast networks, these agreements generally commit the networks to use only reasonable efforts to air a specified amount of Wink-enhanced programming and do not require a Wink programming enhancement to be available at all times during this programming. In addition, three of the cable and broadcast networks' agreements to air Wink-enhanced programming have expired, although most continue to air such programming. Moreover, our agreements allow the networks to select the programming to be enhanced at their discretion, and do not require the networks to employ enhanced broadcasting for all types of programming. Our agreements with networks are short-term and generally can be terminated after one year. Some networks can also terminate their agreements with us early upon the occurrence of certain events, including our failure to achieve specific performance requirements. The termination of one or more of these agreements, or our failure to enter into additional agreements and to increase programming commitments substantially, may prevent us from generating sufficient revenues to conduct our business.

OUR ABILITY TO GENERATE REVENUES WILL SUFFER IF CREATORS OF PROGRAMMING OR ADVERTISING DO NOT CREATE HIGH-QUALITY CONTENT.

         In order for us to motivate viewers to interact with Wink-enhanced programming and advertising, creators of programming and advertising must develop and integrate high-quality Wink-enhanced content. If they fail to do so, viewers may not respond to Wink-enhanced programming, which would impair our ability to generate revenue.

WE HAVE RELIED UPON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

         We currently derive a significant portion of our revenues from a limited number of customers. In the six months ended June 30, 2002, our three largest customers accounted for 45% of our revenues, and one customer, a related party, accounted for 33% by itself. In the six months ended June 30, 2001, our largest customer, accounted for approximately 10% of our revenues. We do not expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods since our business plan is premised upon receiving the primary portion of our revenue directly from several advertisers and merchants. As a result, if we fail to successfully execute our business plan, as it currently exists, sell our products and services to one or more customers in any particular period, or if a large customer purchases fewer of our products or services or terminates its relationship with us, our revenues could decline significantly.

WE HAVE DEPENDED ON ARRANGEMENTS WITH RELATED PARTIES.

         Revenue sharing and launch fees to related parties were $6.1 million and $10.4 million or 32% and 33% of total Costs and Expenses for the six months ended June 30, 2002 and 2001, respectively.

         Although we have negotiated each of our distribution agreements with these related party distribution partners at "arms length", it is possible that future agreements or negotiations with these parties, if any, could be affected by the fact that they own shares of our Common Stock or have been granted warrants to purchase shares of our Common Stock. For example, specific terms of our agreements, such as pricing, may be higher or lower than the prices that may be charged by, or to, unrelated parties for similar services. Moreover, if our relationships with these related parties were to change adversely, we could experience a decline in revenues, which could have a material adverse effect on the price of our Common Stock.

WE MAY INCUR NET LOSSES OR INCREASED NET LOSSES WHEN WE ARE REQUIRED TO RECORD A SIGNIFICANT ACCOUNTING EXPENSE RELATED TO THE ISSUANCE OF COMMON STOCK AND WARRANTS.

         In March 2002, we renegotiated agreements with two related party distribution partners whereby we agreed to issue an aggregate of two million shares of Common Stock in exchange for the reduction of certain future revenue sharing and launch fee liabilities. The value of the Common Stock will be amortized over the estimated economic life of the arrangements with the distribution partners.

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

GENERAL ECONOMIC AND POLITICAL CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

         We are subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the recent economic slowdown in the United States and the terrorist events of September 11, companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11 events in the third quarter and the economic slowdown in the past few quarters with reductions in television advertising activity and the postponement of the advertising campaigns from some of our advertisers. The continued threat of terrorism within the United States, the escalation of military action and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in continuing decline in spending for advertising and media placement, or the suspension of national advertising by major television networks, as occurred during the two weeks following September 11, our business and results of operations could be materially and adversely affected. If the current economic conditions in the United States continue or worsen, or if a wider or global economic slowdown occurs, we may fall short of our revenue expectations for any given quarter of 2002 or for the entire year. These conditions would seriously harm our operating results and stock price.

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

THE FAILURE OF THE WINK RESPONSE NETWORK TO PERFORM EFFECTIVELY AND RELIABLY WILL AFFECT OUR ABILITY TO EARN TRANSACTION FEE REVENUES.

         An essential part of our strategy is the generation of high volumes of commercial transaction traffic through the Wink Response Network, in conjunction with related information systems at broadcast and cable networks, cable and direct broadcast satellite system operators, advertisers and merchants. Consequently, the inability by us or our strategic partners to operate and maintain the required transaction-processing systems and associated infrastructure for the Wink Response Network or the subsequent occurrence of significant system interruptions or errors, would affect our ability to:

         o        consistently execute viewer response transactions;

         o        maintain satisfactory levels of customer service; and

         o attract and retain strategic relationships in the television industry.

         Upon the launch of DIRECTV in October 2000, we have begun capturing and routing large numbers of transaction responses through the Wink Response Network, but we may not be able to accurately predict and prepare for significant increases in response transactions, if any, or to effectively implement any necessary system changes, expansion and upgrades in a timely manner. We may also be required to change or upgrade the Wink Response Network in order to respond to changes in the information systems used by advertisers, merchants, networks or cable or direct broadcast satellite system operators.

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

THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR COMPETITIVENESS.

         We believe that our success will depend on the continued employment of our senior management team and key technical personnel. If certain members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be very difficult to replace, and our ability to manage day to day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues, could be seriously harmed.

WE FACE RISKS IN CONNECTION WITH THE PROPOSED TRANSACTION WITH LIBERTY BROADBAND INTERACTIVE TELEVISION

         On June 23, 2002, we entered into an Agreement and Plan of Merger with Liberty Broadband Interactive Television, Inc. ("LBIT"). Completion of the merger is subject to risks and uncertainties. We must obtain shareholder approval to complete the merger.

     If the merger is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including: the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed; we will have to pay the costs related to the merger, such as legal, accounting, and some financial advisory fees; and under specified circumstances, we may be required to pay LBIT a termination fee of $3.5 million in connection with the termination of the merger agreement and enter into a licensing agreement for our software and service where certain specific terms are as favorable as those granted to our other customers.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Sensitivity. Our exposure to market risk for interest rate changes relates primarily to our short-term investment portfolio. We had no derivative financial instruments as of June 30, 2002 or December 31, 2001. We invest our marketable securities in accordance with our investment policy and maintain our portfolio in the form of managed investment accounts comprised of money market accounts, corporate bonds and government bonds and notes. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The primary objective of our portfolio is to maintain proper liquidity to meet the operating needs of the business. Our policy specifies credit quality standards for the investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The weighted average maximum maturity of the portfolio is based on the Lehman 1-3 index.

         The fair value of our investments are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2002, we believe the fair value of the portfolio would decline by an immaterial amount. If interest rates were to fall by 100 basis points, our interest income would fluctuate by an immaterial amount.

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

         As of June 30, 2002, we had approximately $53.6 million in cash, cash equivalents and short-term investments. We have used, and continue to expect to use, the proceeds from the offering for general corporate purposes, including working capital. We have invested all remaining proceeds of the IPO in interest-bearing securities that management considers to be credit worthy.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on May 9, 2002. Each of the matters was approved by the requisite vote.

(a) The following individuals were re-elected to the Board of Directors for three-year terms as Class III directors:

                                                                   VOTES FOR             VOTES WITHHELD
                                                                   ---------             --------------

          Jeffrey H. Coats......................................  21,906,898                 117,273
          F. Philip Handy.......................................  21,903,083                 121,088
          Terri Dial............................................  21,903,148                 121,023


Our Board of Directors is currently comprised of nine members that are divided into three classes with overlapping three-year terms. The term for our Class I directors, Brian P. Dougherty, Bruce W. Dunlevie, Lawton Fitt and Donald Ohlmeyer, will expire at the Annual Meeting of Stockholders in 2003. The term for our Class II directors, Mary Agnes Wilderotter and Michael Fuchs, will expire at the Annual Meeting of Stockholders in 2004.

(b)      The following proposals were also approved at our Annual Meeting:

                                                AFFIRMATIVE      NEGATIVE                    BROKER NON-
                                                   VOTES           VOTES        ABSTAIN        VOTES
                                                -----------      --------       -------      -----------
   Amendment to the 1999 Director Option
   Plan to increase the number of shares
   of Common Stock reserved for issuance
   thereunder by 100,000 shares................ 21,372,063        588,897        63,211            --
   Ratification the appointment of
   PriceWaterhouseCoopers, LLP as
   independent auditors for the fiscal year
   ending December 31, 2002.................... 21,897,552         13,935       112,684            --

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

Exhibits                                    Description
--------                                    -----------

10.56 Seventh Amendment to Master Affiliation Agreement with DirecTV, March 8, 2002.(+)
99.1    Certification of Chief Executive Officer
99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer

        (+) Confidential treatment has been requested for these exhibits.

         (b) REPORTS ON FORM 8-K

         The Registrant filed a Current Report on Form 8-K dated June 25, 2002 to report, under Item 5, that the Registrant entered into an Agreement and Plan of Merger with Liberty Broadband Interactive Television, Inc., Wink Interactive, Inc., Walnut Merger Corp. and, for purposes of
         Section 6.11 of the agreement only, Liberty Media Corporation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WINK COMMUNICATIONS, INC.


                                      By: /s/   TIMOTHY TRAVAILLE
                                                -------------------------
                                                Timothy Travaille
                                                Executive Vice President
                                                (Duly Authorized Officer and
                                                Principal Financial and
                                                Accounting Officer)

Date: August 14, 2002